Form 10-Q
period 1994-09-30
BALCOR CURRENT INCOME FUND-87
filed 1994-11-08
CIK 798790

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-16712
                       -------


                         BALCOR CURRENT INCOME FUND-87
                         A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                      36-3451878
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     ----

                        BALCOR CURRENT INCOME FUND-87
                      A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                (Unaudited)

                                   ASSETS

                                                   1994             1993
                                              --------------   --------------
Cash and cash equivalents                     $   1,240,466    $   1,050,766
Escrow deposits                                     211,111           94,014
Accounts and accrued interest receivable              3,319            1,830
Prepaid expenses                                                       6,784
Deferred expenses, net of accumulated
  amortization of $42,480 in 1994
  and $18,585 in 1993                               116,820          140,715
                                              --------------   --------------
                                                  1,571,716        1,294,109
                                              --------------   --------------
Investment in real estate, at cost:
  Land                                              940,021          940,021
  Buildings and improvements                     16,578,369       16,578,369
                                              --------------   --------------
                                                 17,518,390       17,518,390
  Less accumulated depreciation                   6,988,657        6,403,478
                                              --------------   --------------
Investment in real estate, net of
  accumulated depreciation                       10,529,733       11,114,912
                                              --------------   --------------
                                              $  12,101,449    $  12,409,021
                                              ==============   ==============



                   LIABILITIES AND PARTNERS' CAPITAL



Loan payable - affiliate                      $   1,357,780    $     635,776
Accounts payable                                     29,136           16,758
Due to affiliates                                   141,295          115,869
Accrued liabilities, principally real
  estate taxes                                      353,497          287,318
Security deposits                                    44,562           59,708
Mortgage note payable                             9,625,269        9,679,905
                                              --------------   --------------
    Total liabilities                            11,551,539       10,795,334

Affiliate's participation in joint venture           25,593           29,673
Partners' capital (996,146 Units
  issued and outstanding)                           524,317        1,584,014
                                              --------------   --------------
                                              $  12,101,449    $  12,409,021
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR CURRENT INCOME FUND-87
                      A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)

                                                   1994             1993
                                              --------------   --------------
Income:
  Rental and service                          $   2,003,657    $   1,942,876
  Interest on short-term investments                 26,311           22,114
                                              --------------   --------------
      Total income                                2,029,968        1,964,990
                                              --------------   --------------

Expenses:
  Interest on promissory note
    payable - affiliate                                              356,633
  Interest on mortgage note payable                 632,945          308,888
  Interest on short-term loan payable
    - affiliate                                      34,424            2,142
  Depreciation                                      585,179          580,281
  Amortization                                       23,895           10,620
  Property operating                                672,262          661,595
  Real estate taxes                                 198,433          232,028
  Property management fees                          100,183           97,150
  Incentive partnership management fees              50,430           50,430
  Administrative                                    114,478           97,289
                                              --------------   --------------
      Total expenses                              2,412,229        2,397,056
                                              --------------   --------------

Loss before affiliate's participation in
  joint venture                                    (382,261)        (432,066)

Affiliate's participation in loss
  (income) from joint venture                           567             (142)
                                              --------------   --------------
Net loss                                      $    (381,694)   $    (432,208)
                                              ==============   ==============
Net loss allocated to General Partner         $      (3,817)   $      (4,322)
                                              ==============   ==============
Net loss allocated to Unitholders             $    (377,877)   $    (427,886)
                                              ==============   ==============
Net loss per Unit (996,146 issued
  and outstanding)                            $       (0.38)   $       (0.43)
                                              ==============   ==============
Distributions to General Partner              $       5,604    $       5,604
                                              ==============   ==============
Distributions to Unitholders                  $     672,399    $     672,399
                                              ==============   ==============
Distributions per Unit                        $       0.675    $       0.675
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR CURRENT INCOME FUND-87
                      A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Income:
  Rental and service                          $     679,770    $     658,415
  Interest on short-term investments                 10,158            4,337
                                              --------------   --------------
      Total income                                  689,928          662,752
                                              --------------   --------------

Expenses:
  Interest on mortgage
    note payable                                    210,584          212,136
  Interest on short-term
    loan payable - affiliate                         15,974            1,875
  Depreciation                                      195,059          193,427
  Amortization                                        7,965            8,440
  Property operating                                245,352          269,937
  Real estate taxes                                  76,374           75,221
  Property management fees                           33,989           32,927
  Incentive partnership management fees              16,810           16,810
  Administrative                                     37,767           21,533
                                              --------------   --------------
      Total expenses                                839,874          832,306
                                              --------------   --------------

Loss before affiliate's participation in
  joint venture                                    (149,946)        (169,554)

Affiliate's participation in loss
  from joint venture                                    243              362
                                              --------------   --------------
Net loss                                      $    (149,703)   $    (169,192)
                                              ==============   ==============
Net loss allocated to General Partner         $      (1,497)   $      (1,692)
                                              ==============   ==============
Net loss allocated to Unitholders             $    (148,206)   $    (167,500)
                                              ==============   ==============
Net loss per Unit (996,146 issued
  and outstanding)                            $       (0.15)   $       (0.17)
                                              ==============   ==============
Distribution to General Partner               $       1,868    $       1,868
                                              ==============   ==============
Distribution to Unitholders                   $     224,133    $     224,133
                                              ==============   ==============
Distribution per Unit                         $       0.225    $       0.225
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1994 and 1993
                                  (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Operating activities:
  Net loss                                    $    (381,694)   $    (432,208)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Affiliate's participation in (loss)
        income from joint venture                      (567)             142
      Depreciation of property                      585,179          580,281
      Amortization of deferred expenses              23,895           10,620
      Accrued interest expense due at
        maturity - affiliate                         34,424          358,775
      Net change in:
        Escrow deposits                            (117,097)        (166,181)
        Accounts and accrued interest
          receivable                                 (1,489)           1,339
        Prepaid expenses                              6,784            6,784
        Accounts payable                             12,378            2,169
        Due to affiliates                            25,426            3,879
        Accrued liabilities                          66,179           81,585
        Security deposits                           (15,146)           9,486
                                              --------------   --------------
  Net cash provided by operating activities         238,272          456,671
                                              --------------   --------------
Investing activity:
  Additions to property                                              (45,839)
                                                               --------------
  Net cash used in investing activity                                (45,839)
                                                               --------------
Financing activities:
  Distributions to Unitholders                     (672,399)        (672,399)
  Distributions to General Partner                   (5,604)          (5,604)
  Distributions to joint venture partner -
    affiliate                                        (3,513)          (3,278)
  Proceeds from loan payable - affiliate            687,580          401,969
  Proceeds from issuance of mortgage
    note payable                                                   9,720,000
  Prepayment of promissory note payable -
    affiliate                                                     (9,790,420)
  Principal payments on mortgage note
    payable                                         (54,636)         (22,662)
  Payment of deferred expenses                                      (159,300)
  Funding of improvement reserve                                    (200,850)
                                              --------------   --------------
  Net cash used in financing activities             (48,572)        (732,544)
                                              --------------   --------------

Net change in cash and cash equivalents             189,700         (321,712)
Cash and cash equivalents at beginning
  of period                                       1,050,766        1,165,984
                                              --------------   --------------
Cash and cash equivalents at end of period    $   1,240,466    $     844,272
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1994 and 1993, the Partnership incurred and paid interest expense on the mortgage note payable of $632,945 and $308,888, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Property management fees            $99,471   $34,400      $11,001
    Incentive partnership
      management fees                    50,430    16,810       99,764
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       24,015    15,325       12,403
        Data processing                   6,079     2,266        5,121
        Investor communications           7,465     4,764        3,451
        Legal                             2,330     1,487        2,278
        Portfolio management              7,020     4,480        4,891
        Other                             6,537     4,172        2,386

In May 1993, the Partnership used proceeds from the financing of the mortgage loan collateralized by Autumn Woods Apartments and a General Partner loan to prepay the zero coupon loan and accrued interest thereon. For the nine months ended September 30, 1993, the Partnership incurred interest expense of $356,633 in connection with the zero coupon loan, all of which was paid in May 1993.

In conjunction with the May 1993 financing of the loan collateralized by Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan are required to be funded by advances from the General Partner through December 16, 1994, at which time the General Partner loan becomes due. As of September 30, 1994, this loan had a balance of $1,357,780, including accrued interest of $39,037. During the nine months ended September 30, 1994 and 1993, the Partnership incurred interest expense on this loan of $34,424 and $2,142, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1994, this rate was 5.362%.

4. Subsequent Event:

In October 1994, the Partnership made a distribution of $224,133 ($.225 per Unit) to the holders of Limited Partnership Depositary Units for the third quarter of 1994.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Current Income Fund-87 A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to invest in and operate income-producing real property. The Partnership raised $14,942,190 from sales of Limited Partnership Depositary Units and utilized these proceeds to acquire Autumn Woods Apartments. The Partnership continues to operate this property.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Net Loss
- - -------------------

Improved operations at Autumn Woods Apartments due primarily to rental rate increases resulted in a decrease in the net loss during the nine months and quarter ended September 30, 1994, as compared to the same periods in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

Rental rates increased at Autumn Woods Apartments, resulting in an increase in rental and service income during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Due to higher interest rates on short-term interest-bearing instruments, interest income on short-term investments increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner, previously funded a zero coupon loan to the Partnership on which interest expense compounded semi-annually. During May 1993, this loan was prepaid with proceeds received from the financing of the mortgage loan collateralized by Autumn Woods Apartments and funds advanced from the General Partner. This resulted in the cessation of interest expense on the promissory note payable - affiliate.

The financing of the mortgage loan collateralized by Autumn Woods Apartments resulted in an increase in interest expense on the mortgage note payable and amortization of deferred expenses during the nine months ended September 30, 1994 as compared to the same period in 1993.

The General Partner advanced funds to prepay the remainder of the zero coupon loan in May 1993, and has continued to advance funds to pay the monthly debt service payments due on the property's mortgage loan. As a result, interest expense on the short-term loan payable - affiliate increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

During 1994, the Partnership received a refund of prior years' taxes from taxing authorities due to a decrease in the tax assessment of Autumn Woods Apartments. This resulted in a decrease in real estate tax expense during the nine months ended September 30, 1994 as compared to the same period in 1993.

Primarily due to higher accounting, portfolio management and data processing costs, administrative expenses increased for the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Liquidity and Capital Resources
- - -------------------------------

The Partnership's cash flow provided by operating activities during the nine months ended September 30, 1994 was generated primarily from cash flow from the operation of Autumn Woods Apartments, which was partially offset by the payment of administrative expenses and incentive partnership management fees. Financing activities included the payment of distributions to Unitholders and the partners, the receipt of loan proceeds from the General Partner to fund debt service payments on the Autumn Woods mortgage loan, and the payment of principal on the mortgage note payable. The cash or near cash position of the Partnership at September 30, 1994 increased in comparison to December 31, 1993. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month as property operating income is received.

In conjunction with the May 1993 financing of the loan collateralized by Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan are required to be funded by advances from the General Partner on a zero coupon basis until December 1994 when the General Partner loan matures. At that time, the outstanding balance of the General Partner loan will be approximately $1,520,000, including accrued interest thereon. Subsequently, all debt service payments required under the first mortgage loan will be paid from the cash flow of the property. As of September 30, 1994, the loan payable to the General Partner is $1,357,780, including accrued interest thereon. See Note 3 of Notes to Financial Statements for additional information.

In October 1994, the Partnership paid $224,133 ($.225 per Unit) of Net Cash Receipts to the holders of Limited Partnership Depositary Units representing the distribution for the third quarter of 1994. The level of this distribution remained unchanged from the amount distributed to Unitholders for the second quarter of 1994. The General Partner presently expects that cash flow from property operations will allow the Partnership to continue making quarterly distributions to Unitholders. However, as described above, due to the maturity and expected repayment of the General Partner loan beginning in December 1994 and the subsequent payment of debt service on the first mortgage loan from property cash flow, the level of distributions subsequent to that date will decrease. The General Partner loan is expected to be repaid from available cash reserves, and any shortfall in repaying the General Partner loan will be paid from operations in future years.

Since the Preferred Distribution levels to Unitholders specified in the Partnership Agreement were not attained in any year, the General Partner subordinated 25% of its share of Net Cash Receipts in accordance with the Partnership Agreement. The General Partner anticipates that future distribution levels will continue to result in further subordinations of its incentive management fee and distributive share from operations.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a)  Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated December 17, 1986 (Registration No. 33-7858) and Form of Confirmation regarding Depositary Units in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-16712) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR CURRENT INCOME FUND-87
                              A REAL ESTATE LIMITED PARTNERSHIP



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor CIF
                                  Partners, the General Partner



                              By: /s/Allan Wood
                                  -----------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  CIF Partners, the General Partner


Date: November 7, 1994
      ----------------------------