Form 10-K
period 1994-12-31
BALCOR CURRENT INCOME FUND-87
filed 1995-03-28
CIK 798790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-16712
                       -------

                         BALCOR CURRENT INCOME FUND-87
                        A REAL ESTATE LIMITED PARTNERSHIP
          ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      36-3451878
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
- ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                      Limited Partnership Depositary Units
                     ------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
- ----------------

Balcor Current Income Fund-87 A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1986 under the laws of the State of Delaware. The Registrant raised $14,942,190 from sales of Limited Partnership Depositary Units. The Registrant's operations consist exclusively of investment in and operation of one existing real property, and all financial information included in this report relates to this industry segment.

As of December 31, 1994, the Registrant owns Autumn Woods Apartments, as described under "Properties" (Item 2). The Partnership Agreement provides that the proceeds of any sale, financing or refinancing will not be reinvested in new acquisitions. The General Partner loan, which matured in December 1994, has been extended. See Liquidity and Capital Resources for additional information.

Autumn Woods Apartments is subject to certain competitive conditions in the markets in which it is located. See Liquidity and Capital Resources for additional information.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor CIF Partners, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
- ------------------

As of December 31, 1994, the Registrant has a 99.7291% interest in the joint venture that owns Autumn Woods Apartments, a 424-unit apartment complex located on approximately 37 acres in Indianapolis, Indiana.

The property is held subject to a mortgage loan.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its interest in the real estate investment property.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Unitholders of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
- -------------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Units and it is not anticipated that one will develop; therefore, the market value of the Units cannot reasonably be determined. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital and Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

As of December 31, 1994, the number of record holders of Units of the Registrant was 786.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income        $2,687,874  $2,626,906  $2,474,941  $2,374,468  $2,268,651
Net loss               629,096     513,729     492,547     662,552     738,590
Net loss per Unit          .63         .51         .49         .66         .73
Total assets        11,185,388  12,409,021  12,933,218  13,482,036  14,252,271
Promissory note
  payable -
  affiliate               None        None   9,433,787   8,608,584   7,868,097
Mortgage note
  payable            9,606,251   9,679,905        None        None        None
Distributions per
  Unit                     .90         .90         .90         .90         .90

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

An overall decrease in operations at Autumn Woods Apartments due primarily to increased property operating and maintenance and repair expenses resulted in an increase in the net loss during 1994 as compared to 1993.

Overall interest expense on long term financing was higher in 1993 than in 1992 and resulted in an increase in the net loss during 1993. Further discussion of Balcor Current Income Fund-87 (the "Partnership") operations is summarized below.

1994 Compared to 1993
- ---------------------

Rental rates increased at Autumn Woods Apartments, resulting in an increase in rental and service income during 1994 as compared to 1993.

Balcor Real Estate Holdings, Inc. ("BREHI"), an affiliate of the General Partner, previously funded a zero coupon loan to the Partnership on which interest expense compounded semi-annually. During May 1993, this loan was prepaid with proceeds received from the financing with a third party of the Autumn Woods mortgage loan and funds advanced from the General Partner. This resulted in the cessation of interest expense on the promissory note payable - affiliate. This new mortgage loan resulted in an increase in interest expense on the mortgage note payable and amortization of deferred expenses during 1994 as compared to 1993.

The General Partner advanced funds to prepay the remainder of the zero coupon loan in May 1993, and advanced funds as required by the Limited Partnership Agreement to pay the monthly debt service payments due on the property's mortgage loan through December 1994. As a result, interest expense on the short-term loan payable - affiliate increased during 1994 as compared to 1993.

Due to higher insurance premiums, payroll expenses and contract services, property operating expenses increased during 1994 as compared to 1993.

Due to higher expenditures for roof repairs and floor covering replacement, maintenance and repair expenses increased during 1994 as compared to 1993.

During 1994, the Partnership received a refund of prior years' taxes from taxing authorities due to a decrease in the assessed value of Autumn Woods Apartments. This resulted in a decrease in real estate tax expense during 1994 as compared to 1993.

Due to a decrease in the distribution level to Unitholders for the fourth quarter of 1994, incentive partnership management fees decreased during 1994 as compared to 1993.

1993 Compared to 1992
- ---------------------

Rental rates increased at Autumn Woods Apartments in 1993, resulting in an increase in rental and service income in 1993 as compared to 1992.

Due to lower average cash balances and lower interest rates on short-term interest-bearing instruments, interest income on short-term investments decreased during 1993 as compared to 1992.

During May 1993, the BREHI note was prepaid with proceeds received from the financing of the Autumn Woods mortgage loan and funds advanced from the General Partner. This resulted in a decrease in interest expense on the promissory note payable-affiliate during 1993 as compared to 1992.

As a result of the financing of the Autumn Woods mortgage loan, interest expense on the mortgage note payable and amortization of deferred expenses were incurred during 1993.

Due to higher expenditures for roof and pavement repairs, maintenance and repair expense increased during 1993 when compared to 1992.

Higher accounting and portfolio management costs resulted in an increase in administrative expenses during 1993 as compared to 1992.

Liquidity and Capital Resources
- -------------------------------

The Partnership's cash flow provided by operating activities during 1994 was generated primarily from the operation of Autumn Woods Apartments, which was partially offset by the payment of administrative expenses and incentive partnership management fees. Financing activities included the payment of distributions to Unitholders and the General Partner, the receipt of loan proceeds from the General Partner to fund debt service payments on the Autumn Woods mortgage loan, and the payment of principal on the mortgage note payable. A portion of the loan from the General Partner was also repaid during December 1994 from Partnership cash reserves, causing the cash position of the Partnership at December 31, 1994 to decrease in comparison to December 31, 1993.

Autumn Woods Apartments is located on the northeast side of Indianapolis in the city submarket of Castleton/Nora. There are approximately 11,000 rental units in this submarket, most of which are newer and have slightly higher rental rates than Autumn Woods Apartments. Autumn Woods Apartments competes most directly with approximately 3,000 rental units located within a 2 mile radius of the property, many of which have been renovated within the last 3 years. The average property in this market is 12-15 years old, consists of 300 units and has an occupancy rate of 92%. Autumn Woods Apartments, a 424-unit property built in 1977, has a current occupancy rate of 93%. There are currently 300 new rental units under construction in this market. The average rental rate for these units are $100-$200 a month per unit higher than Autumn Woods Apartments.

As of December 31, 1994, Autumn Woods Apartments was generating positive cash flow. The Partnership defines cash flow as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. Autumn Woods Apartments is encumbered by a first mortgage loan which matures in 1998.

In conjunction with the May 1993 financing of the Autumn Woods loan, the monthly debt service payments due on the first mortgage loan were required by the Limited Partnership Agreement to be funded by advances from the General Partner on a zero coupon basis until December 1994 when the General Partner loan matured. The Partnership repaid a portion of the loan in December and the remainder of the loan is expected to be repaid from the available cash flow from operations of the property. Additionally, all debt service payments required under the first mortgage loan will now be paid from the cash flow of the property. As of December 31, 1994, the loan payable to the General Partner is $1,041,594, including accrued interest thereon. See Note 7 of Notes to Financial Statements for additional information.

In January 1995, the Partnership paid $74,711 ($.075 per Unit) of Net Cash Receipts to the Unitholders representing the distribution for the fourth quarter of 1994. The level of this distribution decreased from the amount distributed to Unitholders for the third quarter of 1994 due to the maturity and partial repayment of the General Partner loan in December 1994. During 1994, 1993 and 1992, the Partnership made four quarterly distributions of Net Cash Receipts to Unitholders totaling $.90 per Unit for each year. See Financial Statements, Statements of Partners' Capital. The distributions paid to Unitholders in 1994, 1993 and 1992 represent annual returns of 6.00% on Adjusted Original Capital. The General Partner presently expects that cash flow from property operations will allow the Partnership to continue making quarterly distributions to Unitholders. However, the level of future distributions will be dependent on the repayment of the General Partner loan and the cash flow generated by the Autumn Woods Apartments. In light of results to date and current market conditions, there can be no assurance that investors will recover all of their original investment.

Since the Preferred Distribution levels to Unitholders specified in the Partnership Agreement have not been attained in any year, the General Partner subordinated 25% of its share of Net Cash Receipts, in the cumulative amount of $127,915 of incentive partnership management fees and $16,998 as its distributive share, in accordance with the Partnership Agreement. The General Partner anticipates that future distribution levels will continue to result in further subordinations of its incentive management fee and distributive share from operations. During 1988 and 1989, the General Partner also voluntarily agreed to subordinate $82,953 of incentive partnership management fees and $15,130 as its distributive share, to the prior receipt of the specified returns by Unitholders. These amounts may be paid to the General Partner from Net Cash Proceeds received by the Partnership prior to any other payments out of Net Cash Proceeds.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to the Partnership's property, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                          December 31, 1994         December 31, 1993
                       ----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------     ---------
Total assets          $11,185,388   $9,009,012   $12,409,021  $10,165,555
Partners' capital
  accounts (deficit):
    General Partner      (101,009)    (475,883)      (87,247)     (90,709)
    Unitholders           151,924   (1,616,990)    1,671,261     (535,974)
Net loss:
    General Partner        (6,291)    (377,703)       (5,137)      (8,151)
    Unitholders          (622,805)    (184,484)     (508,592)    (566,157)
    Per Unit                 (.63)        (.19)         (.51)        (.57)

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor CIF Partners, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                                       OFFICERS
     -----                                       --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the general partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the general partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the Units issued by the Registrant, other than that listed in
Item 12(b) below.

(b) Balcor Employee Investment Partners-1987, a partnership which is an affiliate of the General Partner, and the General Partner's officers and partners own as a group the following number of Units, which are controlled by the General Partner.

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Units                 117,065 Units          12%

Relatives and affiliates of the officers and partners of the General Partner own an additional 334 Units.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 7 of Notes to Financial Statements for information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c)  No management person is indebted to the Registrant.

(d)  The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
- ------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3)  Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership, previously filed as Exhibit 3 to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated December 17, 1986 (Registration
No. 33-7858), is hereby incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR CURRENT INCOME FUND-87
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:  /s/Allan Wood
                              ----------------------------
                              Allan Wood
                              Executive Vice President, and Chief Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor CIF Partners,
                              the General Partner

Date: March 24, 1995
      ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ---------------------    -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor CIF Partners,
 /s/Thomas E. Meador     the General Partner                 March 24, 1995
- --------------------                                         --------------
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and
                         Financial Officer) of Balcor CIF
    /s/Allan Wood        Partners, the General Partner       March 24, 1995
- --------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Schedule:

III -     Real Estate and Accumulated Depreciation, as of December 31, 1994

Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Current Income Fund-87
A Real Estate Limited Partnership:

We have audited the accompanying balance sheets of Balcor Current Income Fund-87 A Real Estate Limited Partnership (A Delaware Limited Partnership) as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Current Income Fund-87 A Real Estate Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.









                                   ERNST & YOUNG LLP


Chicago, Illinois
March 1, 1995

                          BALCOR CURRENT INCOME FUND-87
                        A REAL ESTATE LIMITED PARTNERSHIP
                         (A Delaware Limited Partnership)

                                  BALANCE SHEETS
                            December 31, 1994 and 1993



                                     ASSETS


                                                   1994          1993
                                              ------------- -------------
Cash and cash equivalents                     $    639,493  $  1,050,766
Escrow deposits                                    105,883       102,628
Deferred expenses, net of accumulated
  amortization of $50,445 in 1994 and
  $18,585 in 1993                                  108,855       140,715
                                              ------------- -------------
                                                   854,231     1,294,109
                                              ------------- -------------
Investment in real estate, at cost:
  Land                                             940,021       940,021
  Buildings and improvements                    16,578,369    16,578,369
                                              ------------- -------------
                                                17,518,390    17,518,390
  Less accumulated depreciation                  7,187,233     6,403,478
                                              ------------- -------------
Investment in real estate, net of
  accumulated depreciation                      10,331,157    11,114,912
                                              ------------- -------------
                                              $ 11,185,388  $ 12,409,021
                                              ============= =============



                       LIABILITIES AND PARTNERS' CAPITAL


Loan payable - affiliate                      $  1,041,594  $    635,776
Accounts payable                                    17,887        16,758
Due to affiliates                                  118,273       115,869
Accrued liabilities, principally
  real estate taxes                                283,839       287,318
Security deposits                                   41,760        59,708
Mortgage note payable                            9,606,251     9,679,905
                                              ------------- -------------
    Total liabilities                           11,109,604    10,795,334

Affiliate's participation in joint venture          24,869        29,673
Partners' capital (996,146 Units
  issued and outstanding)                           50,915     1,584,014
                                              ------------- -------------
                                              $ 11,185,388  $ 12,409,021
                                              ============= =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR CURRENT INCOME FUND-87
                        A REAL ESTATE LIMITED PARTNERSHIP
                         (A Delaware Limited Partnership)

                          STATEMENTS OF PARTNERS' CAPITAL
               For the years ended December 31, 1994, 1993 and 1992


                                   Partners' Capital (Deficit) Accounts
                                -----------------------------------------
                                                 General        Unit-
                                    Total        Partner       holders
                                ------------- ------------- -------------
Balance at December 31, 1991    $  4,398,276  $    (62,263) $  4,460,539

Cash distributions to:
  Unitholders (A)                   (896,532)                   (896,532)
  General Partner                     (7,451)       (7,451)
Net loss for the year
  ended December 31, 1992           (492,547)       (4,925)     (487,622)
                                ------------- ------------- -------------
Balance at December 31, 1992       3,001,746       (74,639)    3,076,385

Cash distributions to:
  Unitholders (A)                   (896,532)                   (896,532)
  General Partner                     (7,471)       (7,471)
Net loss for the year
  ended December 31, 1993           (513,729)       (5,137)     (508,592)
                                ------------- ------------- -------------
Balance at December 31, 1993       1,584,014       (87,247)    1,671,261

Cash distributions to:
  Unitholders (A)                   (896,532)                   (896,532)
  General Partner                     (7,471)       (7,471)
Net loss for the year
  ended December 31, 1994           (629,096)       (6,291)     (622,805)
                                ------------- ------------- -------------
Balance at December 31, 1994    $     50,915  $   (101,009) $    151,924
                                ============= ============= =============







(A)  Summary of cash distributions paid per Unit:

                                     1994          1993          1992
                                ------------- ------------- -------------

              First Quarter     $       .225  $       .225  $       .225
              Second Quarter            .225          .225          .225
              Third Quarter             .225          .225          .225
              Fourth Quarter            .225          .225          .225

  The accompanying notes are an integral part of the financial statements.

                          BALCOR CURRENT INCOME FUND-87
                        A REAL ESTATE LIMITED PARTNERSHIP
                         (A Delaware Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
               For the years ended December 31, 1994, 1993 and 1992


                                     1994          1993          1992
                                ------------- ------------- -------------
Income:
  Rental and service            $  2,652,841  $  2,598,588  $  2,436,961
  Interest on short-term
    investments                       35,033        28,318        37,980
                                ------------- ------------- -------------
      Total income                 2,687,874     2,626,906     2,474,941
                                ------------- ------------- -------------

Expenses:
  Interest on promissory note
    payable - affiliates                           356,633       825,203
  Interest on mortgage
    note payable                     843,120       520,648
  Interest on short-term loan
    payable - affiliate               55,442         4,613
  Depreciation                       783,755       773,708       773,708
  Amortization                        31,860        18,585
  Property operating                 676,075       561,507       524,691
  Maintenance and repairs            329,682       271,292       242,932
  Real estate taxes                  261,018       300,047       303,083
  Property management fees           132,642       128,973       122,040
  Incentive partnership
    management fees                   56,033        67,240        67,240
  Administrative                     148,441       137,322       107,316
                                ------------- ------------- -------------
      Total expenses               3,318,068     3,140,568     2,966,213
                                ------------- ------------- -------------

Loss before affiliate's
  participation in joint
  venture                           (630,194)     (513,662)     (491,272)

Affiliate's participation in
  loss (income) from joint
  venture                              1,098           (67)       (1,275)
                                ------------- ------------- -------------
Net loss                        $   (629,096) $   (513,729) $   (492,547)
                                ============= ============= =============
Net loss allocated to General
  Partner                       $     (6,291) $     (5,137) $     (4,925)
                                ============= ============= =============
Net loss allocated to
  Unitholders                   $   (622,805) $   (508,592) $   (487,622)
                                ============= ============= =============
Net loss per Unit (996,146
  issued and outstanding)       $      (0.63) $      (0.51) $      (0.49)
                                ============= ============= =============

  The accompanying notes are an integral part of the financial statements.

                          BALCOR CURRENT INCOME FUND-87
                        A REAL ESTATE LIMITED PARTNERSHIP
                         (A Delaware Limited Partnership)

                              STATEMENTS OF CASH FLOWS
               For the years ended December 31, 1994, 1993 and 1992


                                     1994          1993          1992
                                ------------- ------------- -------------
Operating activities:
  Net loss                      $   (629,096) $   (513,729) $   (492,547)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
      Affiliate's participation
        in (loss) income from
        joint venture                 (1,098)           67         1,275
      Depreciation of property       783,755       773,708       773,708
      Amortization of deferred
        expenses                      31,860        18,585
      Accrued interest expense
        due at maturity -
        affiliate                     55,442       361,246       825,203
      Net change in:
        Escrow deposits               (3,255)      (93,372)       54,228
        Accounts payable               1,129        (7,671)       (2,837)
        Due to affiliates              2,404         1,894        (4,719)
        Accrued liabilities           (3,479)       12,729        28,002
        Security deposits            (17,948)        7,743         4,183
                                ------------- ------------- -------------
  Net cash provided by
    operating activities             219,714       561,200     1,186,496
                                ------------- ------------- -------------
Investing activities:
  Additions to property                           (130,642)
                                              -------------
  Net cash used in
    investing activities                          (130,642)
                                              -------------
Financing activities:
  Distributions to Unitholders      (896,532)     (896,532)     (896,532)
  Distributions to General
    Partner                           (7,471)       (7,471)       (7,451)
  Capital contribution by
    joint venture partner -
    affiliate                                          157
  Distributions to joint
    venture partner - affiliate       (3,706)       (3,278)       (3,395)
  Proceeds from loan
    payable - affiliate              850,376       631,163
  Repayment of loan
    payable - affiliate             (500,000)
  Proceeds from issuance of
    mortgage note payable                        9,720,000
  Prepayment of promissory
    note payable - affiliate                    (9,790,420)
  Principal payments on
    mortgage note payable            (73,654)      (40,095)
  Payment of deferred expenses                    (159,300)
  Funding of improvement reserve                  (200,850)
  Proceeds from release of
    improvement reserve                            200,850
                                ------------- ------------- -------------
  Net cash used in financing
    activities                      (630,987)     (545,776)     (907,378)

                                ------------- ------------- -------------
Net change in cash and cash
  equivalents                       (411,273)     (115,218)      279,118
Cash and cash equivalents at
  beginning of year                1,050,766     1,165,984       886,866
                                ------------- ------------- -------------
Cash and cash equivalents at
  end of year                   $    639,493  $  1,050,766  $  1,165,984
                                ============= ============= =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.   Accounting Policies:

(a) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements             20
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(b) Deferred expenses consist of loan commitment fees and other loan closing costs which are amortized over the term of the loan.

(c) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(d) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(e) Reclassifications have been made to the previously reported 1993 and 1992 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 or 1992 results.

2. Partnership Agreement:

The Partnership was organized in July 1986. The Partnership Agreement provides for Balcor CIF Partners to be the General Partner and for the sale of up to 5,000,000 Limited Partnership Depositary Units at $15 per Unit, 996,146 of which were sold through December 1987, when the offering terminated.

The Partnership Agreement provides that, except for profit or loss from the sale or other disposition of Partnership property, each item of profit or loss will be allocated 1% to the General Partner and 99% to Unitholders. Net Cash Receipts available for distribution will be distributed to Unitholders on a quarterly basis as follows: 94% to Unitholders and 6% to the General Partner for the 12-month period commencing on the first day of the first full calendar quarter following the termination of the offering, 93% to Unitholders and 7% to the General Partner for the next 12-month period, 92% to Unitholders and 8% to the General Partner for the next 12-month period, 91% to Unitholders and 9% to the General Partner for the next 12-month period and 90% to Unitholders and 10% to the General Partner for each 12-month period thereafter. For such periods, 1% of such Net Cash Receipts shall be the General Partner's distributive share from operations and 5%, 6%, 7%, 8% and 9%, respectively, shall be its Incentive Partnership Management Fee. To the extent of any deficiency in the Unitholders' receipt of Preferred Distributions for any year, up to 25% of the General Partner's share of Net Cash Receipts (including Incentive Partnership

Management Fees) for that year shall be subordinated to the Unitholders' receipt of such Preferred Distributions. Preferred Distributions are those amounts equal to 8% per annum for the three-year period commencing on the first day of the full calendar quarter following the termination of the offering, 8.5% per annum for the next three-year period, 9% per annum for the next two-year period and 10% per annum for each 12-month period thereafter on Adjusted Original Capital, to be satisfied from Net Cash Receipts and Net Cash Proceeds.

The distributions paid to Unitholders in 1994, 1993 and 1992 represent average annual returns of 6.00% on Adjusted Original Capital. Since the Preferred Distribution levels to the Unitholders have not been attained in any year, the General Partner subordinated 25% of its share of Net Cash Receipts. The General Partner received $67,240, $67,240 and $65,208 of incentive partnership management fees and $7,471, $7,471 and $7,451 as its unsubordinated distributive share during 1994, 1993 and 1992, respectively. The remaining 75% of Net Cash Receipts distributions which the General Partner was entitled to receive in 1988 and 1989 was voluntarily subordinated to the prior receipt of certain returns to the Unitholders.

When the Partnership sells or refinances its property, the Net Cash Proceeds resulting therefrom which are available for distribution will be distributed first to the General Partner to the extent of its share of Net Cash Receipts voluntarily subordinated in 1988 and 1989 which totals $98,083; then to Unitholders until such time as Unitholders have received an amount equal to their Original Capital plus any deficiency in a 6% per annum Cumulative Distribution on Adjusted Original Capital. Thereafter, remaining Net Cash Proceeds will be paid to the General Partner to pay any subordinated real estate commissions on property sales; next, to pay to Unitholders an amount equal to any deficiency in their receipt of Preferred Distributions; next, to the General Partner in an amount equal to any deficiencies in its required subordinated share of Net Cash Receipts and Incentive Partnership Management Fees; and finally 85% to Unitholders and 15% to the General Partner.

3. Mortgage Note Payable:

In May 1993, the Partnership obtained a $9,720,000 first mortgage loan collateralized by Autumn Woods Apartments. The loan matures in June 1998, bears interest at a rate of 8.74%, and requires monthly payments of principal and interest of $76,398. During 1994 the Partnership incurred and paid interest expense of $843,120.

Approximate maturities of the Autumn Woods mortgage note payable during each of the next four years are summarized below.

                        1995              $   80,000
                        1996                  88,000
                        1997                  96,000
                        1998               9,343,000

4. Management Agreement:

As of December 31, 1994, Autumn Woods Apartments is under a management agreement with a third-party management company. This management agreement provides for annual fees of 5% of gross operating receipts.

5. Affiliate's Participation in Joint Venture:

Autumn Woods Apartments is owned by a joint venture between the Partnership and an affiliated partnership. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliate's participation in the joint venture. Profits and losses are allocated 99.7291% to the Partnership and .2709% to the affiliate.

6. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1994 in the financial statements is $66,909 more than the tax loss of the Partnership for the same period.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Property management fees $121,289    None $128,591 $10,289 $122,133 $ 9,907
Incentive partnership
  management fees          67,240 $88,557   67,240  99,764   65,208  99,764
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             38,067  15,183   31,773   2,624   28,364   2,240
    Data processing        12,200   2,131    4,329     640    6,094     475
    Investor communica-
      tions                12,373   4,935    9,877     816    8,150     644
    Legal                   4,537   1,810    3,083     255    3,515     278
    Portfolio management    9,296   3,707    9,288     767    3,704     293
    Other                   4,890   1,950    8,648     714    4,752     374

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's property until the affiliate was sold to a third party in November 1994.

In May 1993, the Partnership used proceeds from the Autumn Woods first mortgage loan and a General Partner loan to prepay the zero coupon loan and accrued interest thereon. During 1993 and 1992, the Partnership incurred interest expense of $356,633 and $825,203 respectively, in connection with the zero coupon financing, all of which was paid in 1993.

In conjunction with the May 1993 financing of the Autumn Woods loan, the monthly debt service payments due on the first mortgage loan were required to be funded by advances from the General Partner through December 16, 1994, at which time the General Partner loan became due. The Partnership repaid $500,000 of the loan in December and the remainder of the General Partner loan has been extended and is expected to be repaid from the available cash flow from operations of the property. As of December 31, 1994, this loan had a balance of $1,041,594. During 1994 and 1993, the Partnership incurred interest expense of $55,442 and $4,613, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of December 31, 1994, this rate was 6.562%.

The Partnership participates in an insurance deductible program with other affiliated partnerships which program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no compensation for administering the program. The Partnership's premiums to the deductible insurance program were $27,289, $18,640 and $17,526 for 1994, 1993 and 1992, respectively.

8. Subsequent Event:

In January 1995, the Partnership made a distribution of $74,711 ($.075 per Unit) to the Unitholders for the fourth quarter of 1994.

                                      BALCOR CURRENT INCOME FUND-87
                                    A REAL ESTATE LIMITED PARTNERSHIP
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
- ---------------------         --------  --------------------    ---------------------------------

                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings                            Carrying
                               Encum-               and Im-               Improve-        Costs
     Description               brances    Land    provements                ments          (b)
- ---------------------          -------  -------- ------------             ---------     ---------

Autumn Woods Apartments,
  a 424-unit complex in
  Indianapolis, IN               (a)    $922,567  $16,032,706              $243,070     $320,047
                                        ========  ===========              ========     ========

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col. A                         Col. E                  Col. F      Col. G   Col. H      Col. I
- -------------------       ---------------------------------  --------    --------  ------  --------------

                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                          -------------------------------                                   ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (c)(d)      tion(d)   struction  uired   is Computed
- -------------------       --------  ----------   ----------  ---------- ----------  ----- --------------
Autumn Woods Apartments,
  a 424-unit complex in
  Indianapolis, IN        $940,021  $16,578,369  $17,518,390 $7,187,233    1977     12/86       (e)
                          ========  ===========  =========== ==========

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                             NOTES TO SCHEDULE III

(a) See the description of the mortgage note payable in Note 3 of Notes to Financial Statements.

(b) Consists of legal fees, appraisal fees, title costs, other related professional fees and acquisition fees.

(c) The aggregate cost of land for Federal income tax purposes is $942,454 and the aggregate cost of buildings and improvements for Federal income tax purposes is $16,620,663. The total of the above-mentioned is $17,563,117.

(d)                      Reconciliation of Real Estate
                           -----------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year   $17,518,390  $17,387,748  $17,387,748

     Additions during the year:
       Improvements                        None      130,642         None
                                    -----------  -----------  -----------

     Balance at close of year       $17,518,390  $17,518,390  $17,387,748
                                    ===========  ===========  ===========


                   Reconciliation of Accumulated Depreciation
                    ------------------------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year    $6,403,478   $5,629,770   $4,856,062

     Depreciation expense for the
       year                             783,755      773,708      773,708
                                     ----------   ----------   ----------

     Balance at end of year          $7,187,233   $6,403,478   $5,629,770
                                     ==========   ==========   ==========



(e) Depreciation expense is computed based upon the following estimated useful lives:
                                                     Years
                                                     -----

               Buildings and improvements             20
               Furniture and fixtures                  5