Form 10-Q
period 1995-03-31
BALCOR CURRENT INCOME FUND-87
filed 1995-05-11
CIK 798790

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                                BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                 (Unaudited)


                                   ASSETS
                                                1995            1994
                                           --------------  --------------
Cash and cash equivalents                  $     676,560   $     639,493
Escrow deposits                                  197,321         105,883
Deferred expenses, net of accumulated
  amortization of $58,410 in 1995 and
  $50,445 in 1994                                100,890         108,855
                                           --------------  --------------
                                                 974,771         854,231
                                           --------------  --------------
Investment in real estate, at cost:
  Land                                           940,021         940,021
  Buildings and improvements                  16,578,369      16,578,369
                                           --------------  --------------
                                              17,518,390      17,518,390
  Less accumulated depreciation                7,383,172       7,187,233
                                           --------------  --------------
Investment in real estate, net of
  accumulated depreciation                    10,135,218      10,331,157
                                           --------------  --------------
                                           $  11,109,989   $  11,185,388
                                           ==============  ==============



                 LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL



Loan payable - affiliate                   $   1,058,591   $   1,041,594
Accounts payable                                  11,085          17,887
Due to affiliates                                135,060         118,273
Accrued liabilities, principally real
  estate taxes                                   353,385         283,839
Security deposits                                 43,652          41,760
Mortgage note payable                          9,586,813       9,606,251
                                           --------------  --------------
    Total liabilities                         11,188,586      11,109,604

Affiliate's participation in joint venture        24,814          24,869
Partners' (deficit) capital (996,146 Units
  issued and outstanding)                       (103,411)         50,915
                                           --------------  --------------
                                           $  11,109,989   $  11,185,388
                                           ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR CURRENT INCOME FUND-87
                      A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended March 31, 1995 and 1994
                              (Unaudited)



                                                1995            1994
                                           --------------  --------------
Income:
  Rental and service                       $     674,480   $     653,373
  Interest on short-term
    investments                                    5,298           6,918
                                           --------------  --------------
      Total income                               679,778         660,291
                                           --------------  --------------
Expenses:
  Interest on mortgage
    note payable                                 209,756         211,377
  Interest on short-term
    loan payable - affiliate                      16,997           7,130
  Depreciation                                   195,939         195,060
  Amortization                                     7,965           7,965
  Property operating                             186,146         168,938
  Real estate taxes                               63,894          57,659
  Property management fees                        33,665          32,760
  Incentive partnership
    management fees                                5,603          16,810
  Administrative                                  38,860          42,109
                                           --------------  --------------
      Total expenses                             758,825         739,808
                                           --------------  --------------
Loss before affiliate's participation in
  joint venture                                  (79,047)        (79,517)

Affiliate's participation in loss
   from joint venture                                 55              55
                                           --------------  --------------
Net loss                                   $     (78,992)  $     (79,462)
                                           ==============  ==============
Net loss allocated to General Partner      $        (790)  $        (795)
                                           ==============  ==============
Net loss allocated to Unitholders          $     (78,202)  $     (78,667)
                                           ==============  ==============
Net loss per Unit (996,146 issued and
  outstanding)                             $        (.08)  $        (.08)
                                           ==============  ==============
Distribution to General Partner            $         623   $       1,868
                                           ==============  ==============
Distribution to Unitholders                $      74,711   $     224,133
                                           ==============  ==============
Distribution per Unit                      $        .075   $        .225
                                           ==============  ==============
  The accompanying notes are an integral part of the financial statements.

                        BALCOR CURRENT INCOME FUND-87
                      A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1995 and 1994
                               (Unaudited)

                                                1995            1994
                                           --------------  --------------
Operating activities:
  Net loss                                 $     (78,992)  $     (79,462)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Affiliate's participation in loss
        from joint venture                           (55)            (55)
      Depreciation of property                   195,939         195,060
      Amortization of deferred
        expenses                                   7,965           7,965
      Accrued interest expense due at
        maturity - affiliate                      16,997           7,130
      Net change in:
        Escrow deposits                          (91,438)        (76,819)
        Accounts payable                          (6,802)         (9,940)
        Due to affiliates                         16,787          22,302
        Accrued liabilities                       69,546          70,717
        Security deposits                          1,892          (3,226)
                                           --------------  --------------
  Net cash provided by operating activities      131,839         133,672
                                           --------------  --------------
Financing activities:
  Distribution to Unitholders                    (74,711)       (224,133)
  Distribution to General Partner                   (623)         (1,868)
  Distribution to joint venture partner -
    affiliate                                                       (907)
  Proceeds from loan payable - affiliate                         229,194
  Principal payments on mortgage note
    payable                                      (19,438)        (17,817)
                                           --------------  --------------
  Net cash used in financing activities          (94,772)        (15,531)
                                           --------------  --------------

Net change in cash and cash equivalents           37,067         118,141
Cash and cash equivalents at beginning of
  period                                         639,493       1,050,766
                                           --------------  --------------
Cash and cash equivalents at end of period $     676,560   $   1,168,907
                                           ==============  ==============
  The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarter ended March 31, 1995 and 1994, the Partnership incurred and paid interest expense on the mortgage note payable of $209,756 and $211,377, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:


                                        Paid      Payable
                                     -----------  --------

    Incentive partnership
      management fees                    $5,603   $88,557
    Reimbursement of expenses to
      the General Partner, at cost         None    46,503

In conjunction with the May 1993 financing of the Autumn Woods loan, the monthly debt service payments due on the first mortgage loan were required to be funded by advances from the General Partner through December 16, 1994, at which time the General Partner loan became due. The General Partner loan is now a demand loan and is expected to be repaid from the available cash flow from operations of the property. As of March 31, 1995, this loan had a balance of $1,058,591. During the quarters ended March 31, 1995 and 1994, the Partnership incurred interest expense on this loan of $16,997 and $7,130, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of March 31, 1995, this rate was 6.552%.

4. Subsequent Event:

In April 1995, the Partnership made a distribution of $74,711 ($.075 per Unit) to the Unitholders for the first quarter of 1995.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

1995 Compared to 1994
- - ---------------------

Rental rates increased at Autumn Woods Apartments, resulting in an increase in rental and service income during the quarter ended March 31, 1995 as compared to the same period in 1994.

The General Partner advanced funds as required by the Limited Partnership Agreement to pay the monthly debt service payments due on the property's mortgage loan through December 1994, which increased the balance of the loan payable - affiliate. This increase, combined with higher interest rates, resulted in an increase in interest expense on the short-term loan payable - affiliate during the quarter ended March 31, 1995 as compared to the same period in 1994.

Due to higher expenditures for floor covering replacement, property operating expenses increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

During the first quarter of 1994, the Partnership received a refund of prior years' taxes from taxing authorities due to a decrease in the assessed value of Autumn Woods Apartments. This resulted in an increase in real estate tax expense during the quarter ended March 31, 1995 as compared to the same period in 1994.

Due to a decrease in the distribution level to Unitholders, incentive partnership management fees decreased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The Partnership's cash position increased as of March 31, 1995 when compared to December 31, 1994. The Partnership's cash flow provided by operating activities was generated primarily from the operation of Autumn Woods Apartments, which was partially offset by the payment of administrative expenses and incentive partnership management fees. Financing activities included the payment of distributions to Unitholders and the General Partner and the payment of principal on the mortgage note payable.

During the quarters ended March 31, 1995 and 1994, Autumn Woods Apartments generated positive cash flow, which the Partnership defines as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. As of March 31, 1995, the occupancy rate of the property was 95%.

In conjunction with the May 1993 financing of the Autumn Woods loan, the monthly debt service payments due on the first mortgage loan were required by the Limited Partnership Agreement to be funded by advances from the General Partner on a zero coupon basis until December 1994 when the General Partner loan matured. The General Partner loan is now a demand loan and is expected to be repaid from the available cash flow from operations of the property. Additionally, all debt service payments required under the first mortgage loan, which matures in 1998, will now be paid from the cash flow of the property. As of March 31, 1995, the loan payable to the General Partner is $1,058,591, including accrued interest thereon.

In April 1995, the Partnership paid $74,711 ($.075 per Unit) of Net Cash Receipts to the Unitholders representing the distribution for the first quarter of 1995. The level of this distribution remained unchanged from the amount distributed to Unitholders for the fourth quarter of 1994. To date, the Partnership has distributed $6.32 per Unitholder which represents Cash Flow from operations. The General Partner presently expects that cash flow from property operations will allow the Partnership to continue making quarterly distributions to Unitholders. However, the level of future distributions will be dependent on the repayment of the General Partner loan and the cash flow generated by the Autumn Woods Apartments.

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

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                        (A Delaware Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the nine month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR CURRENT INCOME FUND-87
                              A REAL ESTATE LIMITED PARTNERSHIP



                              By: /s/ Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor CIF
                                  Partners, the General Partner



                              By: /s/ Brian Parker
                                  -----------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor CIF Partners, the General
                                  Partner


Date: May 11, 1995
      ----------------------------