Form 10-Q
period 1995-06-30
BALCOR CURRENT INCOME FUND-87
filed 1995-08-14
CIK 798790

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-16712
                       -------

                         BALCOR CURRENT INCOME FUND-87
                        A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      36-3451878
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Rd., Bannockburn, Illinois                  60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (708) 267-1600
                                                    -------------------

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

                               BALANCE SHEETS
                    June 30, 1995 and December 31, 1994
                              (Unaudited)

                                  ASSETS

                                                 1995            1994
                                            -------------   -------------
Cash and cash equivalents                   $    559,720    $    639,493
Escrow deposits                                  178,559         105,883
Deferred expenses, net of accumulated
  amortization of $66,375 in 1995 and
  $50,445 in 1994                                 92,925         108,855
                                            -------------   -------------
                                                 831,204         854,231
                                            -------------   -------------
Investment in real estate, at cost:
  Land                                           940,021         940,021
  Buildings and improvements                  16,578,369      16,578,369
                                            -------------   -------------
                                              17,518,390      17,518,390
  Less accumulated depreciation                7,579,110       7,187,233
                                            -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     9,939,280      10,331,157
                                            -------------   -------------
                                            $ 10,770,484    $ 11,185,388
                                            =============   =============

                  LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Loan payable - affiliate                    $  1,076,258   $   1,041,594
Accounts payable                                  25,908          17,887
Due to affiliates                                 91,723         118,273
Accrued liabilities, principally real
  estate taxes                                   274,351         283,839
Security deposits                                 45,584          41,760
Mortgage note payable                          9,566,947       9,606,251
                                            -------------   -------------
    Total liabilities                         11,080,771      11,109,604

Affiliate's participation in joint venture        24,598          24,869
Partners' (deficit) capital (996,146 Units
  issued and outstanding)                       (334,885)         50,915
                                            -------------   -------------
                                            $ 10,770,484    $ 11,185,388
                                            =============   =============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR CURRENT INCOME FUND-87
                     A REAL ESTATE LIMITED PARTNERSHIP
                      (A Delaware Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                (Unaudited)

                                                 1995            1994
                                            -------------   -------------
Income:
  Rental and service                        $  1,379,576    $  1,323,887
  Interest on short-term investments              11,073          16,153
                                            -------------   -------------
      Total income                             1,390,649       1,340,040
                                            -------------   -------------
Expenses:
  Interest on mortgage
    note payable                                 419,084         422,361
  Interest on short-term
    loan payable - affiliate                      34,664          18,450
  Depreciation                                   391,877         390,120
  Amortization                                    15,930          15,930
  Property operating                             461,704         426,910
  Real estate taxes                              127,687         122,059
  Property management fees                        67,582          66,194
  Incentive partnership management fees           11,206          33,620
  Administrative                                  96,318          76,711
                                            -------------   -------------
      Total expenses                           1,626,052       1,572,355
                                            -------------   -------------
Loss before affiliate's participation in
  joint venture                                 (235,403)       (232,315)
Affiliate's participation in loss
  from joint venture                                 271             324
                                            -------------   -------------
Net loss                                    $   (235,132)   $   (231,991)
                                            =============   =============
Net loss allocated to General Partner       $     (2,351)   $     (2,320)
                                            =============   =============
Net loss allocated to Unitholders           $   (232,781)   $   (229,671)
                                            =============   =============
Net loss per Unit (996,146 issued
  and outstanding)                          $      (0.23)   $      (0.23)
                                            =============   =============
Distributions to General Partner            $      1,246    $      3,736
                                            =============   =============
Distributions to Unitholders                $    149,422    $    448,266
                                            =============   =============
Distributions per Unit                      $       0.15    $       0.45
                                            =============   =============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR CURRENT INCOME FUND-87
                     A REAL ESTATE LIMITED PARTNERSHIP
                      (A Delaware Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1995 and 1994
                                 (Unaudited)

                                                 1995            1994
                                            -------------   -------------
Income:
  Rental and service                        $    705,096    $    670,514
  Interest on short-term investments               5,775           9,235
                                            -------------   -------------
      Total income                               710,871         679,749
                                            -------------   -------------
Expenses:
  Interest on mortgage
    note payable                                 209,328         210,984
  Interest on short-term
    loan payable - affiliate                      17,667          11,320
  Depreciation                                   195,938         195,060
  Amortization                                     7,965           7,965
  Property operating                             275,558         257,972
  Real estate taxes                               63,793          64,400
  Property management fees                        33,917          33,434
  Incentive partnership management fees            5,603          16,810
  Administrative                                  57,458          34,602
                                            -------------   -------------
      Total expenses                             867,227         832,547
                                            -------------   -------------
Loss before affiliate's participation in
  joint venture                                 (156,356)       (152,798)
Affiliate's participation in loss
  from joint venture                                 216             269
                                            -------------   -------------
Net loss                                    $   (156,140)   $   (152,529)
                                            =============   ============
Net loss allocated to General Partner       $     (1,561)   $     (1,525)
                                            =============   =============
Net loss allocated to Unitholders           $   (154,579)   $   (151,004)
                                            =============   =============
Net loss per Unit (996,146 issued
  and outstanding)                          $      (0.15)   $      (0.15)
                                            =============   =============
Distribution to General Partner             $        623    $      1,868
                                            =============   =============
Distribution to Unitholders                 $     74,711    $    224,133
                                            =============   =============
Distribution per Unit                       $      0.075    $      0.225
                                            =============   =============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR CURRENT INCOME FUND-87
                     A REAL ESTATE LIMITED PARTNERSHIP
                      (A Delaware Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                 1995            1994
                                            -------------   -------------
Operating activities:
  Net loss                                  $   (235,132)   $   (231,991)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Affiliate's participation in loss
        from joint venture                          (271)           (324)
      Depreciation of property                   391,877         390,120
      Amortization of deferred expenses           15,930          15,930
      Accrued interest expense due at
        maturity - affiliate                      34,664          18,450
      Net change in:
        Escrow deposits                          (72,676)        (30,958)
        Accounts payable                           8,021         (15,800)
        Due to affiliates                        (26,550)         36,476
        Accrued liabilities                       (9,488)        (10,195)
        Security deposits                          3,824          (9,403)
                                            -------------   -------------
  Net cash provided by operating
    activities                                   110,199         162,305
                                            -------------   -------------
Financing activities:
  Distributions to Unitholders                  (149,422)       (448,266)
  Distributions to General Partner                (1,246)         (3,736)
  Distributions to joint venture partner -
    affiliate                                                     (1,984)
  Proceeds from loan payable - affiliate                         458,387
  Principal payments on mortgage note
    payable                                      (39,304)        (36,026)
                                            -------------   -------------
  Net cash used in financing activities         (189,972)        (31,625)
                                            -------------   -------------
Net change in cash and cash equivalents          (79,773)        130,680
Cash and cash equivalents at beginning
  of period                                      639,493       1,050,766
                                            -------------   -------------
Cash and cash equivalents at end of period  $    559,720    $  1,181,446
                                            =============   =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Reclassifications have been made to the previously reported 1994 statements in order to provide comparability with the 1995 statements. These reclassifications have not changed the 1994 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1995 and 1994, the Partnership incurred and paid interest expense on the mortgage note payable of $419,084 and $422,361, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                                 Paid
                                    -----------------------
                                     Six Months   Quarter     Payable
                                    -----------   ---------   ----------
   Incentive partnership management
     fees                               $11,206    $5,603     $88,557
   Reimbursement of expenses to
     the General Partner, at cost        66,183    66,183       3,166

In conjunction with the May 1993 financing of the Autumn Woods loan, the monthly debt service payments due on the first mortgage loan were required to be funded by advances from the General Partner through December 16, 1994, at which time the General Partner loan became due. The General Partner loan is now a demand loan and is expected to be repaid from the available cash flow from operations of the property. As of June 30, 1995, this loan had a balance of $1,076,258. During the six months ended June 30, 1995 and 1994, the Partnership incurred interest expense on this loan of $34,664 and $18,450, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of June 30, 1995, this rate was 6.542%.

4. Subsequent Event:

In July 1995, the Partnership made a distribution of $74,711 ($.075 per Unit) to the Unitholders for the second quarter of 1995.

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

Operations
----------

No material events occurred that affected the Partnership's operations during the six months and quarter ended June 30, 1995. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Due to lower average cash balances, interest income on short-term investments decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

The General Partner advanced funds as required by the Prospectus to pay the monthly debt service payments due on the property's mortgage loan through December 1994, which increased the balance of the loan payable - affiliate. This increase, combined with higher interest rates, resulted in an increase in interest expense on the short-term loan payable - affiliate during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Due to a decrease in the distribution level to Unitholders, incentive partnership management fees payable to the General Partner decreased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Higher accounting fees resulted in an increase in administrative expenses during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Liquidity and Capital Resources
-------------------------------

The Partnership's cash position decreased as of June 30, 1995 when compared to December 31, 1994. The Partnership's cash flow provided by operating activities was generated primarily from the operation of Autumn Woods Apartments, which was partially offset by the payment of administrative expenses and incentive partnership management fees. Financing activities included the payment of distributions to Unitholders and the General Partner and the payment of principal on the mortgage note payable.

During the six months ended June 30, 1995 and 1994, Autumn Woods Apartments generated positive cash flow, which the Partnership defines as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. As of June 30, 1995, the occupancy rate of the property was 95%.

In conjunction with the May 1993 financing of the Autumn Woods loan, the monthly debt service payments due on the first mortgage loan were required by the Prospectus to be funded by advances from the General Partner on a zero coupon basis until December 1994 when the General Partner loan matured. The General Partner loan is now a demand loan and is expected to be repaid from the available cash flow from operations of the property. Additionally, all debt service payments required under the first mortgage loan, which matures in 1998, will now be paid from the cash flow of the property. As of June 30, 1995, the loan payable to the General Partner is $1,076,258, including accrued interest thereon.

In July 1995, the Partnership paid $74,711 ($.075 per Unit) of Net Cash Receipts to the Unitholders representing the distribution for the second quarter of 1995. The level of this distribution remained unchanged from the amount distributed to Unitholders for the first quarter of 1995. To date, the Partnership has distributed $6.395 per Unitholder which represents Cash Flow from operations. The General Partner presently expects that cash flow from property operations will allow the Partnership to continue making quarterly distributions to Unitholders. However, the level of future distributions will be dependent on the repayment of the General Partner loan and the cash flow generated by the Autumn Woods Apartments.

Since the Preferred Distribution levels to Unitholders specified in the Partnership Agreement were not attained in any year, the General Partner has subordinated 25% of its share of Net Cash Receipts in accordance with the Partnership Agreement. The General Partner anticipates that future distribution levels will continue to result in further subordinations of its incentive management fee and distributive share from operations.

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

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian Parker
                                  -----------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor CIF Partners, the General
                                  Partner


Date: August 14, 1995
      ----------------------------