Form 10-Q
period 1995-09-30
BALCOR CURRENT INCOME FUND-87
filed 1995-11-13
CIK 798790

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                  1995           1994
                                              ------------   ------------
Cash and cash equivalents                     $   366,385    $   639,493
Escrow deposits                                   193,060        105,883
Prepaid expenses                                   49,201
Deferred expenses, net of accumulated
  amortization of $74,340 in 1995 and
  $50,445 in 1994                                  84,960        108,855
                                              ------------   ------------
                                                  693,606        854,231
                                              ------------   ------------
Investment in real estate, at cost:
  Land                                            940,021        940,021
  Buildings and improvements                   16,578,369     16,578,369
                                              ------------   ------------
                                               17,518,390     17,518,390
  Less accumulated depreciation                 7,775,050      7,187,233
                                              ------------   ------------
Investment in real estate, net of
  accumulated depreciation                      9,743,340     10,331,157
                                              ------------   ------------
                                              $10,436,946    $11,185,388
                                              ============   ============

                  LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Loan payable - affiliate                      $ 1,093,822    $ 1,041,594
Accounts payable                                   14,479         17,887
Due to affiliates                                  99,029        118,273
Accrued liabilities, principally
  real estate taxes                               342,938        283,839
Security deposits                                  44,570         41,760
Mortgage note payable                           9,546,644      9,606,251
                                              ------------   ------------
   Total liabilities                           11,141,482     11,109,604

Affiliate's participation in joint venture         23,046         24,869
Partners' (deficit) capital (996,146 Units
  issued and outstanding)                        (727,582)        50,915
                                              ------------   ------------
                                              $10,436,946    $11,185,388
                                              ============   ============

   The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                  1995           1994
                                              ------------   ------------
Income:
  Rental and service                          $ 2,073,754    $ 2,003,657
  Interest on short-term investments               19,236         26,311
                                              ------------   ------------
    Total income                                2,092,990      2,029,968
                                              ------------   ------------
Expenses:
  Interest on mortgage note payable               627,974        632,945
  Interest on short-term loan
    payable - affiliate                            52,228         34,424
  Depreciation                                    587,817        585,179
  Amortization                                     23,895         23,895
  Property operating                              901,732        672,262
  Real estate taxes                               196,275        198,433
  Property management fees                        102,941        100,183
  Incentive partnership management fees            16,809         50,430
  Administrative                                  136,784        114,478
                                              ------------   ------------
    Total expenses                              2,646,455      2,412,229
                                              ------------   ------------
Loss before affiliate's participation
  in joint venture                               (553,465)      (382,261)
Affiliate's participation in loss
  from joint venture                                  970            567
                                              ------------   ------------
Net loss                                      $  (552,495)   $  (381,694)
                                              ============   ============
Net loss allocated to General Partner         $    (5,525)   $    (3,817)
                                              ============   ============
Net loss allocated to Unitholders             $  (546,970)   $  (377,877)
                                              ============   ============
Net loss per Unit (996,146 issued
  and outstanding)                            $     (0.55)   $     (0.38)
                                              ============   ============
Distributions to General Partner              $     1,869    $     5,604
                                              ============   ============
Distributions to Unitholders                  $   224,133    $   672,399
                                              ============   ============
Distributions per Unit                        $     0.225    $     0.675
                                              ============   ============

   The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                  1995           1994
                                              ------------   ------------
Income:
  Rental and service                          $   694,178    $   679,770
  Interest on short-term investments                8,163         10,158
                                              ------------   ------------
    Total income                                  702,341        689,928
                                              ------------   ------------
Expenses:
  Interest on mortgage note payable               208,890        210,584
  Interest on short-term
    loan payable - affiliate                       17,564         15,974
  Depreciation                                    195,940        195,059
  Amortization                                      7,965          7,965
  Property operating                              440,028        245,352
  Real estate taxes                                68,588         76,374
  Property management fees                         35,359         33,989
  Incentive partnership management fees             5,603         16,810
  Administrative                                   40,466         37,767
                                              ------------   ------------
    Total expenses                              1,020,403        839,874
                                              ------------   ------------
Loss before affiliate's participation
  in joint venture                               (318,062)      (149,946)
Affiliate's participation in loss
  from joint venture                                  699            243
                                              ------------   ------------
Net loss                                      $  (317,363)   $  (149,703)
                                              ============   ============
Net loss allocated to General Partner         $    (3,174)   $    (1,497)
                                              ============   ============
Net loss allocated to Unitholders             $  (314,189)   $  (148,206)
                                              ============   ============
Net loss per Unit (996,146 issued
  and outstanding)                            $     (0.32)   $     (0.15)
                                              ============   ============
Distribution to General Partner               $       623    $     1,868
                                              ============   ============
Distribution to Unitholders                   $    74,711    $   224,133
                                              ============   ============
Distribution per Unit                         $     0.075    $     0.225
                                              ============   ============

   The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                  1995           1994
Operating activities:                         ------------   ------------
  Net loss                                    $  (552,495)   $  (381,694)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Affiliate's participation in loss
        from joint venture                           (970)          (567)
      Depreciation of property                    587,817        585,179
      Amortization of deferred expenses            23,895         23,895
      Accrued interest expense due at
        maturity - affiliate                       52,228         34,424
      Net change in:
           Escrow deposits                        (87,177)      (117,097)
           Accounts and accrued interest
             receivable                                           (1,489)
           Prepaid expenses                       (49,201)         6,784
           Accounts payable                        (3,408)        12,378
           Due to affiliates                      (19,244)        25,426
           Accrued liabilities                     59,099         66,179
           Security deposits                        2,810        (15,146)
                                              ------------   ------------
  Net cash provided by operating activities        13,354        238,272
                                              ------------   ------------
Financing activities:
  Distributions to Unitholders                   (224,133)      (672,399)
  Distributions to General Partner                 (1,869)        (5,604)
  Distributions to joint venture
    partner - affiliate                              (853)        (3,513)
  Proceeds from loan payable - affiliate                         687,580
  Principal payments on mortgage note payable     (59,607)       (54,636)
                                              ------------   ------------
  Net cash used in financing activities          (286,462)       (48,572)
                                              ------------   ------------
Net change in cash and cash equivalents          (273,108)       189,700
Cash and cash equivalents at beginning
  of period                                       639,493      1,050,766
                                              ------------   ------------
Cash and cash equivalents at end of period    $   366,385    $ 1,240,466
                                              ============   ============

   The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1995 and 1994, the Partnership incurred and paid interest expense on the mortgage note payable of $627,974 and $632,945, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                              Paid
                                    -----------------------
                                    Nine Months    Quarter     Payable
                                    -----------   ---------   ----------
   Incentive partnership management
     fees                             $ 16,809      $5,603     $ 88,557
   Reimbursement of expenses to
     the General Partner, at cost       75,400       9,217       10,472

In conjunction with the May 1993 financing of Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan were required to be funded by advances from the General Partner through December 16, 1994, at which time the General Partner loan became due. The General Partner loan is now a demand loan and is expected to be repaid from the available cash flow from operations of the property and/or property sale proceeds. As of September 30, 1995, this loan had a balance of $1,093,822. During October 1995, the Partnership made a repayment of $100,000 on the General Partner loan. During the nine months ended September 30, 1995 and 1994, the Partnership incurred interest expense on this loan of $52,228 and $34,424, respectively. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1995, this rate was 6.307%.

4. Subsequent Event:

In October 1995, the Partnership made a distribution of $74,711 ($.075 per Unit) to the Unitholders for the third quarter of 1995.

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

Operations
----------
The exterior of the Autumn Woods Apartments was painted during 1995 which was the primary reason for the increase in the net loss during the nine months and quarter ended September 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer to both the nine months and quarters ended September 30, 1995 and 1994.

Due to lower average cash balances, interest income on short-term investments decreased during 1995 as compared to 1994.

The General Partner advanced funds as required by the Prospectus to pay the monthly debt service payments due on the property's mortgage loan through December 1994, which increased the balance of the loan payable - affiliate. This increase, combined with higher average interest rates in 1995, resulted in an increase in interest expense on the short-term loan payable - affiliate during 1995 as compared to 1994.

Due to the 1995 expenditure for the exterior painting of the Autumn Woods Apartments, property operating expenses increased during 1995 as compared to 1994.

Due to a decrease in the distribution level to Unitholders, incentive partnership management fees payable to the General Partner decreased during 1995 as compared to 1994.

Higher accounting fees resulted in an increase in administrative expenses during 1995 as compared to 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of September 30, 1995 when compared to December 31, 1994, due to the payment of distributions to

Unitholders and the General Partner exceeding the cash flow generated by the operation of the Autumn Woods Apartments.

During 1995 and 1994, Autumn Woods Apartments generated positive cash flow, which the Partnership defines as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. As of September 30, 1995, the occupancy rate of the property was 93%.

In conjunction with the May 1993 financing of Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan were required by the Prospectus to be funded by advances from the General Partner on a zero coupon basis until December 1994 when the General Partner loan matured. The General Partner loan is now a demand loan and is expected to be repaid from the available cash flow from operations of the property and/or property sale proceeds. Additionally, all debt service payments required under the first mortgage loan, which matures in 1998, will now be paid from the cash flow of the property. As of September 30, 1995, the loan payable to the General Partner is $1,093,822, including accrued interest thereon. In October 1995, the Partnership made a repayment of $100,000 on this loan.

In October 1995, the Partnership paid $74,711 ($.075 per Unit) of Net Cash Receipts to the Unitholders representing the distribution for the third quarter of 1995. The level of this distribution remained unchanged from the amount distributed to Unitholders for the second quarter of 1995. Including the October 1995 distribution, the Partnership has distributed $6.47 per Unit which represents Cash Flow from operations. The General Partner presently expects that cash flow from property operations will allow the Partnership to continue making quarterly distributions to Unitholders. However, the level of future distributions will be dependent on the repayment of the General Partner loan and the cash flow generated by Autumn Woods Apartments.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated September 14, 1995, as amended by Form 8-K/A dated October 27, 1995, was filed reporting a change in the Registrant's certifying public accountants.

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


Date: November 13, 1995
      ----------------------------