Form 10-K
period 1995-12-31
BALCOR CURRENT INCOME FUND-87
filed 1996-03-29
CIK 798790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
OR

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

2355 Waukegan Road
Bannockburn, Illinois                                      60015
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                     Limited Partnership Depositary Units
                     -------------------------------------
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                    PART I
Item 1. Business
----------------

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

As of December 31, 1995, the Registrant owns Autumn Woods Apartments, as described under "Properties" (Item 2). The Partnership Agreement provides that the proceeds of any sale, financing or refinancing will not be reinvested in new acquisitions.

Autumn Woods Apartments is subject to certain competitive conditions in the market in which it is located. See "Item 7. Liquidity and Capital Resources" for additional information.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Registrant's property.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General

Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

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

Item 2. Properties
------------------

As of December 31, 1995, the Registrant has a 99.7291% interest in the joint venture that owns Autumn Woods Apartments, a 424-unit apartment complex located on approximately 37 acres in Indianapolis, Indiana. See Note 6 of Notes to Financial Statements for additional information.

The property is held subject to a mortgage loan.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its interest in the real estate investment property.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Unitholders of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Units and it is not anticipated that one will develop; therefore, the market value of the Units cannot reasonably be determined. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital and
Item 7. Liquidity and Capital Resources.

As of December 31, 1995, the number of record holders of Units of the Registrant was 788.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    -----------------------------------------------------------
                       1995        1994        1993        1992        1991
                    ----------  ----------  ----------  ----------  ----------
Total income        $2,783,598  $2,687,874  $2,626,906  $2,474,941  $2,374,468
Net loss               734,029     629,096     513,729     492,547     662,552
Net loss per Unit          .73         .63         .51         .49         .66
Total assets        10,035,233  11,185,388  12,409,021  12,933,218  13,482,036
Promissory note
  payable -
  affiliate               None        None        None   9,433,787   8,608,584
Mortgage note
  payable            9,525,894   9,606,251   9,679,905        None        None
Distributions per
  Unit (A)                 .30         .90         .90         .90         .90

(A) No distributions of original capital were made in any of the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Operations
----------

Summary of Operations
---------------------

The exterior of the Autumn Woods Apartments was painted during 1995 which was the primary reason for the increase in the net loss during 1995 as compared to 1994. The decrease in operations in 1994 was due primarily to increased property operating expenses which resulted in an increase in the net loss during 1994 as compared to 1993. Further discussion of Balcor Current Income Fund-87 A Real Estate Limited Partnership (the "Partnership") operations is summarized below.

1995 Compared to 1994
---------------------

Rental rates increased at Autumn Woods Apartments, resulting in an increase in rental and service income during 1995 as compared to 1994.

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

Due to the exterior painting during 1995 of the Autumn Woods Apartments, property operating expenses increased during 1995 as compared to 1994.

Due to a decrease in the distribution level to Unitholders, incentive partnership management fees payable to the General Partner decreased during 1995 as compared to 1994.

Higher accounting fees resulted in an increase in administrative expenses during 1995 as compared to 1994.

1994 Compared to 1993
---------------------

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

Due to higher expenditures for roof repairs, floor covering replacement, insurance premiums, payroll expenses and contract services, property operating expenses increased during 1994 as compared to 1993.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of December 31, 1995 when compared to December 31, 1994, which was primarily due to the payment of distributions to Unitholders and the General Partner exceeding the cash flow generated by the operation of the Autumn Woods Apartments. The Partnership's cash flow provided by operating activities during 1995 was generated primarily by the Autumn Woods Apartments, which was partially offset by the payment of administrative expenses and Incentive Partnership Management Fees. Financing activities included the payment of distributions to Unitholders and the General Partner and the payment of principal on the mortgage note payable and the loan from the General Partner.

During 1995 and 1994, Autumn Woods Apartments generated positive cash flow, which the Partnership defines as an amount equal to the property's revenue receipts less property related expenditures, which include debt service payments. Autumn Woods Apartments is encumbered by a first mortgage loan which matures in 1998.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Partnership's property.

In conjunction with the May 1993 financing of Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan were required by the Prospectus to be funded by advances from the General Partner on a zero coupon basis until December 1994, at which time the General Partner loan matured. The General Partner loan is now a demand loan and is expected to be repaid from the available cash flow from operations of the property and/or property sale proceeds. Additionally, all debt service payments required under the first mortgage loan, which matures in 1998, will now be paid from the cash flow of the property. As of December 31, 1995, the loan payable to the General Partner was $1,010,262.

In January 1996, the Partnership paid $74,711 ($.075 per Unit) of Net Cash Receipts to the Unitholders representing the distribution for the fourth quarter of 1995. The level of this distribution remained unchanged from the amount distributed to Unitholders during the third quarter of 1995. During 1995 the Partnership made four quarterly distributions to Unitholders totaling $.30 per unit. During each of 1994 and 1993 the Partnership made four quarterly distributions to Unitholders totaling $.90 per Unit. See Financial Statements, Statement of Partners' Capital. The decrease in the distribution level was primarily due to the funding of debt service payments from cash flow, which, until December 1994, was funded by General Partner loans. See Note 8 of Notes to Financial Statements for additional information. Including the January 1996 distribution, Unitholders have received distributions of Net Cash Receipts totaling $6.54 per Unit. The General Partner expects that cash flow from property operations will allow the Partnership to continue making quarterly distributions to Unitholders. However, the level of future distributions will be dependent on the repayment of the General Partner loan and the cash flow generated by Autumn Woods Apartments. In light of results to date and current market conditions, there can be no assurance that investors will recover all of their original investment.

Since the Preferred Distribution levels to Unitholders specified in the Partnership Agreement have not been attained in any year, the General Partner subordinated 25% of its share of Net Cash Receipts, in the cumulative amount of $133,724 of incentive partnership management fees and $19,480 as its distributive share, in accordance with the Partnership Agreement. The General Partner anticipates that future distribution levels will continue to result in further subordinations of its incentive management fee and distributive share from operations. During 1988 and 1989, the General Partner also voluntarily agreed to subordinate $82,953 of incentive partnership management fees and $15,130 as its distributive share, to the prior receipt of the specified returns by Unitholders. These amounts may be paid to the General Partner from Net Cash Proceeds received by the Partnership prior to any other payments out of Net Cash Proceeds.

In 1995 the Financial Accounting and Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". This statement has been adopted by the Partnership as of January 1, 1995 and did not have a material impact on the financial position or results of operations of the Partnership.

Autumn Woods is located in Northeast Indianapolis. This sub-market currently has an overall occupancy rate of 93%. There are five primary competitors to Autumn Woods which have an average occupancy of 93%. The direct competition is generally newer communities with higher rents. Autumn Woods has a younger profile due to its age/lower rents which differentiates itself from the competition. Autumn Woods' occupancy was 93% as of December 31, 1995. New construction in Indianapolis should not affect Autumn Woods due to the rent difference.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1995         December 31, 1994
                     ------------------------   -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                     -----------     ---------   ----------    ---------
Total assets         $10,035,233   $ 7,987,278  $11,185,388   $9,009,012
Partners' capital
  accounts (deficit):
    General Partner     (110,841)     (835,981)    (101,009)    (475,883)
    Unitholders         (873,609)   (2,164,183)     151,924   (1,616,990)
Net loss:
    General Partner       (7,340)     (357,606)      (6,291)    (377,703)
    Unitholders         (726,689)     (248,349)    (622,805)    (184,484)
    Per Unit                (.73)         (.25)        (.63)        (.19)


Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

On September 14, 1995 the Partnership approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the fiscal year ending December

31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Partnership effective September 14, 1995. The General Partner of the Partnership approved the change in auditors.

The reports of Ernst & Young LLP on the Partnership's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Partnership's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor CIF Partners, its general partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                           OFFICERS
            ------                          --------
Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban

Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor CIF Partners, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

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

Relatives and affiliates of the officers and partners of the General Partner do not own any additional units.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

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

(16) Letter from Ernst and Young LLP dated September 19, 1995 regarding the change in the Registrant's Certifying Accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-16712), is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K/A dated October 27, 1995, amending the Current Report on Form 8-K dated September 19, 1995 reporting a change in the Registrant's certifying accountant, was filed (Commission File No. 0-16712).

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR CURRENT INCOME FUND-87
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Brian D. Parker
                             ----------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal
                             Accounting and Financial
                             Officer) of Balcor CIF Partners,
                             the General Partner

Date: March 28, 1996
      ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor CIF Partners,
/s/Thomas E. Meador      the General Partner                March 28, 1996
--------------------                                        --------------
  Thomas E. Meador

                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor CIF Partners,
/s/Brian D. Parker       the General Partner                March 28, 1996
--------------------                                        --------------
  Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' (Deficit) Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995

Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Current Income Fund-87
A Real Estate Limited Partnership:

We have audited the accompanying balance sheet and the financial statement schedule of Balcor Current Income Fund-87 A Real Estate Limited Partnership (A Delaware Limited Partnership) as of December 31, 1995 and the related statements of partners' (deficit) capital, income and expenses, and cash flows for the year then ended. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Current Income Fund-87 A Real Estate Limited Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                              COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 23, 1996

                        REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Current Income Fund-87
A Real Estate Limited Partnership:

We have audited the accompanying balance sheet of Balcor Current Income Fund-87 A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1994 and the related statements of partners' capital, income and expenses, and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Current Income Fund-87 A Real Estate Limited Partnership at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





                                        ERNST & YOUNG LLP




Chicago, Illinois
March 1, 1995

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $    229,105    $    639,493
Escrow deposits                                   153,190         105,883
Prepaid expenses                                   28,541
Deferred expenses, net of accumulated
  amortization of $82,305 in 1995 and
  $50,445 in 1994                                  76,995         108,855
                                             -------------   -------------
                                                  487,831         854,231
                                             -------------   -------------
Investment in real estate:
  Land                                            940,021         940,021
  Buildings and improvements                   16,578,369      16,578,369
                                             -------------   -------------
                                               17,518,390      17,518,390
  Less accumulated depreciation                 7,970,988       7,187,233
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                      9,547,402      10,331,157
                                             -------------   -------------
                                             $ 10,035,233    $ 11,185,388
                                             =============   =============

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Loan payable - affiliate                     $  1,010,262    $  1,041,594
Accounts payable                                   50,888          17,887
Due to affiliates                                  96,437         118,273
Accrued liabilities, principally
  real estate taxes                               274,351         283,839
Security deposits                                  39,478          41,760
Mortgage note payable                           9,525,894       9,606,251
                                             -------------   -------------
    Total liabilities                          10,997,310      11,109,604
                                             -------------   -------------
Affiliate's participation in joint venture         22,373          24,869
                                             -------------   -------------
Unitholders' (deficit) capital
  (996,146 Units issued and outstanding)         (873,609)        151,924

General Partner's deficit                        (110,841)       (101,009)
                                             -------------   -------------
    Total partners' (deficit) capital            (984,450)         50,915
                                             -------------   -------------
                                             $ 10,035,233    $ 11,185,388
                                             =============   =============
The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                   STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
             for the years ended December 31, 1995, 1994, and 1993





                                 Partners' (Deficit) Capital  Accounts
                                 --------------  --------------  --------------
                                                     General          Unit-
                                      Total          Partner         holders
                                 --------------  --------------  --------------

Balance at December 31, 1992     $   3,001,746   $     (74,639)  $   3,076,385

Cash distributions to:
  Unitholders (A)                     (896,532)                       (896,532)
  General Partner                       (7,471)         (7,471)
Net loss for the year
  ended December 31, 1993             (513,729)         (5,137)       (508,592)
                                 --------------  --------------  --------------
Balance at December 31, 1993         1,584,014         (87,247)      1,671,261

Cash distributions to:
  Unitholders (A)                     (896,532)                       (896,532)
  General Partner                       (7,471)         (7,471)
Net loss for the year
  ended December 31, 1994             (629,096)         (6,291)       (622,805)
                                 --------------  --------------  --------------
Balance at December 31, 1994            50,915        (101,009)        151,924

Cash distributions to:
  Unitholders (A)                     (298,844)                       (298,844)
  General Partner                       (2,492)         (2,492)
Net loss for the year
  ended December 31, 1995             (734,029)         (7,340)       (726,689)
                                 --------------  --------------  --------------
Balance at December 31, 1995     $    (984,450)  $    (110,841)  $    (873,609)
                                 ==============  ==============  ==============


(A) Summary of cash distributions paid per Unit:

                                          1995            1994            1993
                                 --------------  --------------  --------------

            First Quarter        $        .075   $        .225   $        .225
            Second Quarter                .075            .225            .225
            Third Quarter                 .075            .225            .225
            Fourth Quarter                .075            .225            .225


The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994, and 1993


                                       1995            1994            1993
                                 --------------  --------------  --------------
Income:
  Rental and service             $   2,759,205   $   2,652,841   $   2,598,588
  Interest on short-term
    investments                         24,393          35,033          28,318
                                 --------------  --------------  --------------
    Total income                     2,783,598       2,687,874       2,626,906
                                 --------------  --------------  --------------
Expenses:
  Interest on promissory
    note payable - affiliate                                           356,633
  Interest on mortgage
    note payable                       836,418         843,120         520,648
  Interest on short-term
    loan payable - affiliate            68,668          55,442           4,613
  Depreciation                         783,755         783,755         773,708
  Amortization                          31,860          31,860          18,585
  Property operating                 1,193,794       1,005,757         832,799
  Real estate taxes                    264,863         261,018         300,047
  Property management fees             137,458         132,642         128,973
  Incentive partnership
    management fees                     22,412          56,033          67,240
  Administrative                       179,673         148,441         137,322
                                 --------------  --------------  --------------
    Total expenses                   3,518,901       3,318,068       3,140,568
                                 --------------  --------------  --------------
Loss before affiliate's
  participation in joint
  Venture                             (735,303)       (630,194)       (513,662)

Affiliate's participation in
  loss (income) from joint
  venture                                1,274           1,098             (67)
                                 --------------  --------------  --------------
Net loss                         $    (734,029)  $    (629,096)  $    (513,729)
                                 ==============  ==============  ==============
Net loss allocated to
  General Partner                $      (7,340)  $      (6,291)  $      (5,137)
                                 ==============  ==============  ==============
Net loss allocated to
  Unitholders                    $    (726,689)  $    (622,805)  $    (508,592)
                                 ==============  ==============  ==============
Net loss per Unit
  (996,146 issued and
  outstanding)                   $       (0.73)  $       (0.63)  $       (0.51)
                                 ==============  ==============  ==============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994, and 1993


                                        1995            1994            1993
                                 --------------  --------------  --------------
Operating activities:
  Net loss                       $    (734,029)  $    (629,096)  $    (513,729)
  Adjustments to reconcile net
    loss to net cash provided
    by operating activities:
     Affiliate's participation
       in (loss) income from
       joint venture                    (1,274)         (1,098)             67
     Depreciation of property          783,755         783,755         773,708
     Amortization of deferred
       expenses                         31,860          31,860          18,585
     Accrued interest expense
       due at maturity -
       affiliate                        68,668          55,442         361,246
     Net change in:
       Escrow deposits                 (47,307)         (3,255)        (93,372)
       Prepaid expenses                (28,541)
       Accounts payable                 33,001           1,129          (7,671)
       Due to affiliates               (21,836)          2,404           1,894
       Accrued liabilities              (9,488)         (3,479)         12,729
       Security deposits                (2,282)        (17,948)          7,743
                                 --------------  --------------  --------------
  Net cash provided by
    operating activities                72,527         219,714         561,200
                                 --------------  --------------  --------------

Investing activity:
  Additions to property                                               (130,642)
                                                                   ------------
  Net cash used in investing
    activity                                                          (130,642)
                                                                   ------------

Financing activities:
  Distributions to
    Unitholders                       (298,844)       (896,532)       (896,532)
  Distributions to General
    Partner                             (2,492)         (7,471)         (7,471)
  Capital contribution by
    joint venture partner -
    affiliate                                                              157
  Distributions to joint
    venture partner -
    affiliate                           (1,222)         (3,706)         (3,278)
  Proceeds from loan payable
    - affiliate                                        850,376         631,163
  Repayment of loan payable

    - affiliate                       (100,000)       (500,000)
  Proceeds from issuance of
    mortgage note payable                                            9,720,000
  Prepayment of promissory
    note payable - affiliate                                        (9,790,420)
  Principal payments on
    mortgage note payable              (80,357)        (73,654)        (40,095)
  Payment of deferred
    expenses                                                          (159,300)
  Funding of improvement
    reserve                                                           (200,850)
  Proceeds from release of
    improvement reserve                                                200,850
                                 --------------  --------------  --------------
  Net cash used in financing
    activities                        (482,915)       (630,987)       (545,776)
                                 --------------  --------------  --------------
  Net change in cash and cash         (410,388)       (411,273)       (115,218)
    equivalents
  Cash and cash equivalents at
    beginning of year                  639,493       1,050,766       1,165,984
                                 --------------  --------------  --------------
  Cash and cash equivalents at
    end of year                  $     229,105   $     639,493   $   1,050,766
                                 ==============  ==============  ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations:

Balcor Current Income Fund-87 A Real Estate Limited Partnership is engaged in the operation of residential real estate located in Indianapolis, Indiana.

2.  Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:
                                                    Years
                                                    -----
               Buildings and improvements             20
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investment in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its property. The General Partner estimates the fair value of its property by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(d) Deferred expenses consist of financing fees which are amortized over the term of the loan.

(e) The Financial Accounting Standard Board's Statement No. 107, _Disclosures About Fair Value of Financial Instruments_, requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(f) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles.

(g) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) A reclassification has been made to the previously reported 1994 and 1993 statements in order to provide comparability with the 1995 statements. This reclassification has not changed the 1994 or 1993 results.

3. Partnership Agreement:

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

Since the Preferred Distribution levels to the Unitholders have not been attained in any year, the General Partner subordinated 25% of its share of Net Cash Receipts. The General Partner received $22,412, $67,240 and $67,240 of

Incentive Partnership Management Fees and $2,492, $7,471 and $7,471 as its unsubordinated distributive share during 1995, 1994 and 1993, respectively. The remaining 75% of Net Cash Receipts distributions which the General Partner was entitled to receive in 1988 and 1989 was voluntarily subordinated to the prior receipt of certain returns to the Unitholders.

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

4. Mortgage Note Payable:

In May 1993, the Partnership obtained a $9,720,000 first mortgage loan collateralized by Autumn Woods Apartments. The loan matures in June 1998, bears interest at a rate of 8.74%, and requires monthly payments of principal and interest of $76,398. During 1995, 1994 and 1993 the Partnership incurred and paid interest expense of $836,418, $843,120 and $520,648, respectively.

Real estate with an aggregate carrying value of $9,547,402 at December 31, 1995 was pledged as collateral for repayment of the mortgage note payable.

Future approximate maturities of the Autumn Woods mortgage note payable during each of the next three years are summarized below:

                        1996              $   88,000
                        1997                  95,000
                        1998               9,343,000

5. Management Agreement:

As of December 31, 1995, Autumn Woods Apartments is under a management agreement with a third-party management company. This management agreement provides for annual fees of 5% of gross operating receipts.

6. Affiliate's Participation in Joint Venture:

The Autumn Woods Apartments is owned by the Partnership and an affiliated partnership. Profits and losses are allocated 99.7291% to the Partnership and .2709% to the affiliate. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate adjustment for profit or loss for the affiliate's participation. Distributions of $1,222, $3,706 and $3,278 were made to the joint venture partner during 1995, 1994 and 1993, respectively. The joint venture partner made a contribution of $157 during 1993.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net loss for 1995 in the financial statements is $128,074 more than the tax loss of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Property management fees None None $121,289 None $128,591 $10,289 Incentive partnership
  management fees         $22,412 $88,557   67,240 $88,557   67,240  99,764
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             30,923   2,160   38,067  15,183   31,773   2,624
    Data processing         7,401     614   12,200   2,131    4,329     640
    Investor communica-
      tions                 4,602    None   12,373   4,935    9,877     816
    Legal                   6,153     415    4,537   1,810    3,083     255
    Portfolio management   39,506   4,673    9,296   3,707    9,288     767
    Other                   4,807      18    4,890   1,950    8,648     714

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's property until the affiliate was sold to a third party in November 1994.

In May 1993, the Partnership used proceeds from the Autumn Woods first mortgage loan and a new General Partner loan to prepay the General Partner's zero coupon loan and accrued interest thereon. During 1993, the Partnership incurred interest expense of $356,633 in connection with the zero coupon financing, all of which was paid in 1993.

In conjunction with the May 1993 financing of the Autumn Woods loan, the monthly debt service payments due on the first mortgage loan were required to be funded by advances from the General Partner through December 16, 1994, at which time the General Partner loan became due. The Partnership repaid $500,000 of the loan in December 1994. The remainder of the General Partner loan is a demand loan and is expected to be repaid from the available cash flow from operations of the property. In 1995, $100,000 of the General Partner loan was repaid. As of December 31, 1995, this loan had a balance of $1,010,262. During 1995, 1994 and 1993, the Partnership incurred interest expense of $68,668, $55,442, and $4,613, respectively, which was added to the loan balance. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of December 31, 1995, this rate was 6.307%.

The Partnership participates in an insurance deductible program with other affiliated partnerships which program pays claims up to the amount of the deductible under the master insurance policies for its property. The program is administered by an affiliate of the General Partner who receives no compensation for administering the program; however, the General Partner is reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $18,387, $27,289 and $18,640 in 1995, 1994 and 1993,
respectively.

9. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying values of cash and cash equivalents, and accounts payable approximate fair values.

Mortgage note payable: Based on borrowing rates available to the Partnership at the end of 1995 for mortgage loans with similar terms and maturities, the fair value of the mortgage note payable approximates the carrying value.

10. Subsequent Event:

In January 1996, the Partnership made a distribution of $74,711 ($.075 per Unit) to the Unitholders for the fourth quarter of 1995.

                                     BALCOR CURRENT INCOME FUND-87
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   ---------------------------------

                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ---------------------------------
                                                  Buildings                            Carrying
                               Encum-              and Im-                Improve-       Costs
     Description              brances     Land    provements               ments          (b)
---------------------         -------   -------- ------------            ---------    ----------


Autumn Woods Apartments,
  a 424-unit complex in
  Indianapolis, IN              (a)     $922,567  $16,032,706              $243,070    $320,047
                                        ========  ===========              ========    ========

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)

       Col. A                         Col. E                  Col. F      Col. G   Col. H     Col. I
-------------------      ---------------------------------   --------    --------  ------ --------------
                              Gross Amounts at Which                                        Life Upon
                            Carried at Close of Period                                     Which Depre-
                         ---------------------------------                                  ciation in
                                    Buildings               Accumulated    Date    Date   Latest Income
                                     and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (c)(d)     tion(d)   struction  uired   is Computed
-------------------       --------  ----------   ----------  ---------- ---------- -----  --------------
Autumn Woods Apartments,
  a 424-unit complex in
  Indianapolis, IN        $940,021 $16,578,369  $17,518,390  $7,970,988    1977    12/86       (e)
                          ======== ===========  ===========  ==========

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                             NOTES TO SCHEDULE III

(a) See the description of the mortgage note payable in Note 4 of Notes to Financial Statements.

(b) Consists of legal fees, appraisal fees, title costs, other related professional fees and acquisition fees.

(c) The aggregate cost of land for Federal income tax purposes is $942,454 and the aggregate cost of buildings and improvements for Federal income tax purposes is $16,620,663. The total of these is $17,563,117.

                       (d)Reconciliation of Real Estate
                         -----------------------------

                                       1995         1994         1993
                                    ----------   ----------   ----------

    Balance at beginning of year   $17,518,390  $17,518,390  $17,387,748

    Additions during the year:
      Improvements                        None         None      130,642
                                   -----------  -----------  -----------

    Balance at close of year       $17,518,390  $17,518,390  $17,518,390
                                   ===========  ===========  ===========


                  Reconciliation of Accumulated Depreciation
                  ------------------------------------------

                                       1995         1994         1993
                                    ----------   ----------   ----------

    Balance at beginning of year    $7,187,233   $6,403,478   $5,629,770

    Depreciation expense for the
      year                             783,755      783,755      773,708
                                    ----------   ----------   ----------

    Balance at end of year          $7,970,988   $7,187,233   $6,403,478
                                    ==========   ==========   ==========


(e) Depreciation expense is computed based upon the following estimated useful lives:
                                                    Years
                                                    -----
               Buildings and improvements             20
               Furniture and fixtures                  5