Form 10-Q
period 1996-03-31
BALCOR CURRENT INCOME FUND-87
filed 1996-05-15
CIK 798790

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-16712
                       -------

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                      36-3451878
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Rd., Bannockburn, Illinois                  60015
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (847) 267-1600
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

Yes   X    No
- -----     ----

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS
                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $    224,210    $    229,105
Escrow deposits                                   251,502         153,190
Prepaid expenses                                    7,029          28,541
Deferred expenses, net of accumulated
  amortization of $90,270 in 1996 and
  $82,305 in 1995                                  69,030          76,995
                                             -------------   -------------
                                                  551,771         487,831
                                             -------------   -------------
Investment in real estate:
  Land                                            940,021         940,021
  Buildings and improvements                   16,578,369      16,578,369
                                             -------------   -------------
                                               17,518,390      17,518,390
  Less accumulated depreciation                 8,166,927       7,970,988
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                      9,351,463       9,547,402
                                             -------------   -------------
                                             $  9,903,234    $ 10,035,233
                                             =============   =============

                       LIABILITIES AND PARTNERS' DEFICIT

Loan payable - affiliate                     $  1,025,666    $  1,010,262
Accounts payable                                   45,203          50,888
Due to affiliates                                 105,141          96,437
Accrued liabilities, principally
  real estate taxes                               342,938         274,351
Security deposits                                  37,797          39,478
Mortgage note payable                           9,504,687       9,525,894
                                             -------------   -------------
     Total liabilities                         11,061,432      10,997,310
                                             -------------   -------------
Affiliate's participation in joint venture         18,789          22,373
                                             -------------   -------------
Unitholders' deficit  (996,146 Units
  issued and outstanding)                      (1,064,351)       (873,609)
General Partner's deficit                        (112,636)       (110,841)
                                             -------------   -------------
     Total partners' deficit                   (1,176,987)       (984,450)
                                             -------------   -------------
                                             $  9,903,234    $ 10,035,233
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)


                                                  1996            1995
                                             -------------   -------------
Income:
  Rental and service                         $    701,768    $    674,480
  Interest on short-term investments                2,534           5,298
                                             -------------   -------------
    Total income                                  704,302         679,778
                                             -------------   -------------

Expenses:
  Interest on mortgage note payable               207,987         209,756
  Interest on short-term loan payable -
    affiliate                                      15,404          16,997
  Depreciation                                    195,939         195,939
  Amortization                                      7,965           7,965
  Property operating                              247,442         186,146
  Real estate taxes                                68,587          63,894
  Property management fees                         34,911          33,665
  Incentive partnership management fees             5,603           5,603
  Administrative                                   37,830          38,860
                                             -------------   -------------
    Total expenses                                821,668         758,825
                                             -------------   -------------
Loss before affiliate's participation
  in joint venture                               (117,366)        (79,047)

Affiliate's participation in loss from
  joint venture                                       163              55
                                             -------------   -------------
Net loss                                     $   (117,203)   $    (78,992)
                                             =============   =============
Net loss allocated to General Partner        $     (1,172)   $       (790)
                                             =============   =============
Net loss allocated to Unitholders            $   (116,031)   $    (78,202)
                                             =============   =============
Net loss per Unit (996,146 issued
  and outstanding)                           $      (0.12)   $      (0.08)
                                             =============   =============
Distribution to General Partner              $        623    $        623
                                             =============   =============
Distribution to Unitholders                  $     74,711    $     74,711
                                             =============   =============
Distribution per Unit                        $      0.075    $      0.075
                                             =============   =============



The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                  1996            1995
                                             -------------   -------------
Operating activities:
  Net loss                                   $   (117,203)   $    (78,992)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
        Affiliate's participation in loss
          from joint venture                         (163)            (55)
        Depreciation of property                  195,939         195,939
        Amortization of deferred expenses           7,965           7,965
        Accrued interest expense due at
          maturity - affiliate                     15,404          16,997
        Net change in:
             Escrow deposits                      (98,312)        (91,438)
             Prepaid expense                       21,512
             Accounts payable                      (5,685)         (6,802)
             Due to affiliates                      8,704          16,787
             Accrued liabilities                   68,587          69,546
             Security deposits                     (1,681)          1,892
                                             -------------   -------------
  Net cash provided by operating activities        95,067         131,839
                                             -------------   -------------

Financing activities:
  Distribution to Unitholders                     (74,711)        (74,711)
  Distribution to General Partner                    (623)           (623)
  Distribution to joint venture partner -
    affiliate                                      (3,421)
  Principal payments on mortgage notes
    payable                                       (21,207)        (19,438)
                                             -------------   -------------
  Cash used in financing activities               (99,962)        (94,772)
                                             -------------   -------------
Net change in cash and cash equivalents            (4,895)         37,067
Cash and cash equivalents at beginning
  of period                                       229,105         639,493
                                             -------------   -------------
Cash and cash equivalents at end of period   $    224,210    $    676,560
                                             =============   =============









The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the quarters ended March 31, 1996 and 1995, the Partnership incurred and paid interest expense on the mortgage note payable of $207,987 and $209,756 respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                        Paid       Payable
                                     ----------   ---------

   Incentive partnership management
     fees                            $5,603       $88,557
   Reimbursement of expenses to
     the General Partner, at cost     7,835        16,584

In conjunction with the May 1993 financing of Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan were required to be funded by advances from the General Partner through December 16, 1994, at which time the General Partner loan became due. The General Partner loan is a demand loan and is expected to be repaid from the available cash flow from operations of the property and/or property sale proceeds. As of March 31, 1996, this loan had a balance of $1,025,666. During the three months ended March 31, 1996 and 1995, the Partnership incurred interest expense on this loan of $15,404 and $16,997, respectively, which has been added to the principal balance of the loan. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of March 31, 1996, this rate was 5.850%.

4. Subsequent Event:

In April 1996, the Partnership made a distribution of $74,711 ($.075 per Unit) to the Unitholders for the first quarter of 1996.

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

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

An increase in interior repairs and roof repairs during the first quarter of 1996 were the primary reasons for an increase in the net loss as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Rental and service income increased in 1996 when compared to 1995 due to increased occupancy and decreased rental concessions at the Autumn Woods Apartments.

Primarily due to lower average cash balances, resulting from distributions in excess of cash flow generated by the Partnership during 1995, interest income on short-term investments decreased during 1996 when compared to 1995.

Increased roof repairs and interior repairs at the Autumn Woods Apartments resulted in higher property operating expenses in 1996 when compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $5,000 as of March 31, 1996 when compared to December 31, 1995. The Partnership's operating activities generated approximately $95,000 of cash flow primarily from the operations of the Autumn Woods Apartments, which was partially offset by the payment of administrative expenses and incentive partnership management fees. Cash flow used in financing activities totaled approximately $100,000 and included the payment of distributions to Unitholders, the General Partner and the joint venture partner, as well as the payment of principal on the mortgage note payable.

During 1996 and 1995, the Autumn Woods Apartments generated positive cash flow, which the Partnership defines as an amount equal to the property's revenue receipts less property related expenditures, which includes debt service payments. As of March 31, 1996, the occupancy rate of the property was 92%.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently, the Partnership is actively marketing the Autumn Woods Apartments for sale. If current market conditions remain favorable and the General Partner can obtain an appropriate sales price, the Partnership's liquidation strategy may be accelerated.

In conjunction with the May 1993 financing of Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan were required by the Prospectus to be funded by advances from the General Partner on a zero coupon basis until December 1994, at which time the General Partner loan matured. The General Partner loan is now a demand loan and is expected to be repaid from the available cash flow from operations of the property and/or property sale proceeds. Commencing in 1994, all debt service payments required under the first mortgage loan, which matures in 1998, are paid by the Partnership. As of March 31, 1996, the loan payable to the General Partner was $1,025,666.

In April 1996, the Partnership paid $74,711 ($.075 per Unit) of Net Cash Receipts to the Unitholders representing the distribution for the first quarter of 1996. The level of this distribution remained unchanged from the amount distributed to Unitholders during the fourth quarter of 1995. Including the April 1996 distribution, the Partnership has distributed $6.62 per $15.00 Unit all of which represents Cash Flow from operations. The General Partner expects that cash flow from property operations will allow the Partnership to continue making quarterly distributions to Unitholders. However, the level of future distributions will be dependent on the repayment of the General Partner loan and the cash flow generated by Autumn Woods Apartments. In light of results to date and current market conditions, there can be no assurance that investors will recover all of their original investment.

Since the Preferred Distribution levels to Unitholders specified in the Partnership Agreement have not been attained in any year, the General Partner has subordinated 25% of its share of Net Cash Receipts in accordance with the Partnership Agreement. The General Partner anticipates that future distribution levels will continue to result in further subordinations of its incentive management fee and distributive share from operations.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales price, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1996.

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



                              By: /s/Brian D. Parker
                                  -----------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor CIF Partners, the General
                                  Partner


Date:  May 15, 1996
      ----------------------------