Form 10-Q
period 1996-06-30
BALCOR CURRENT INCOME FUND-87
filed 1996-08-14
CIK 798790

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $    228,038    $    229,105
Escrow deposits                                   133,924         153,190
Prepaid expenses                                   72,539          28,541
Deferred expenses, net of accumulated
  amortization of $98,235 in 1996 and
  $82,305 in 1995                                  61,065          76,995
                                             -------------   -------------
                                                  495,566         487,831
                                             -------------   -------------
Investment in real estate:
  Land                                            940,021         940,021
  Buildings and improvements                   16,578,369      16,578,369
                                             -------------   -------------
                                               17,518,390      17,518,390
  Less accumulated depreciation                 8,362,865       7,970,988
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                      9,155,525       9,547,402
                                             -------------   -------------
                                             $  9,651,091    $ 10,035,233
                                             =============   =============

                       LIABILITIES AND PARTNERS' DEFICIT

Loan payable - affiliate                     $  1,041,033    $  1,010,262
Accounts payable                                   44,949          50,888
Due to affiliates                                 106,992          96,437
Accrued liabilities, principally
  real estate taxes                               262,690         274,351
Security deposits                                  33,488          39,478
Mortgage notes payable                          9,483,014       9,525,894
                                             -------------   -------------
     Total liabilities                         10,972,166      10,997,310
                                             -------------   -------------

Affiliate's participation in joint venture         17,796          22,373
                                             -------------   -------------
Unitholders' deficit (996,146 Units
  issued and outstanding)                      (1,224,746)       (873,609)

General Partner's deficit                        (114,125)       (110,841)
                                             -------------   -------------
     Total partners' deficit                   (1,338,871)       (984,450)
                                             -------------   -------------

                                             $  9,651,091    $ 10,035,233
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)


                                                  1996            1995
                                             -------------   -------------
Income:
  Rental and service                         $  1,417,209    $  1,379,576
  Interest on short-term investments                5,378          11,073
                                             -------------   -------------
    Total income                                1,422,587       1,390,649
                                             -------------   -------------

Expenses:
  Interest on mortgage note payable               415,507         419,084
  Interest on short-term loan
    payable - affiliate                            30,771          34,664
  Depreciation                                    391,877         391,877
  Amortization of deferred expenses                15,930          15,930
  Property operating                              492,153         461,704
  Real estate taxes                               119,684         127,687
  Property management fees                         69,609          67,582
  Incentive partnership management fee             11,206          11,206
  Administrative                                   79,833          96,318
                                             -------------   -------------
    Total expenses                              1,626,570       1,626,052
                                             -------------   -------------
Loss before affiliate's participation
  in joint venture                               (203,983)       (235,403)

Affiliate's participation in loss
  from joint venture                                  230             271
                                             -------------   -------------
Net loss                                     $   (203,753)   $   (235,132)
                                             =============   =============
Net loss allocated to General Partner        $     (2,038)   $     (2,351)
                                             =============   =============
Net loss allocated to Unitholders            $   (201,715)   $   (232,781)
                                             =============   =============
Net loss per Unit (996,146 issued
  and outstanding)                           $      (0.20)   $      (0.23)
                                             =============   =============
Distributions to General Partner             $      1,246    $      1,246
                                             =============   =============
Distributions to Unitholders                 $    149,422    $    149,422
                                             =============   =============
Distributions per Unit                       $       0.15    $       0.15
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                             -------------   -------------
Income:
  Rental and service                         $    715,441    $    705,096
  Interest on short-term investments                2,844           5,775
                                             -------------   -------------
    Total income                                  718,285         710,871
                                             -------------   -------------

Expenses:
  Interest on mortgage note payable               207,520         209,328
  Interest on short-term
    loan payable - affiliate                       15,367          17,667
  Depreciation                                    195,938         195,938
  Amortization of deferred expenses                 7,965           7,965
  Property operating                              244,711         275,558
  Real estate taxes                                51,097          63,793
  Property management fees                         34,698          33,917
  Incentive partnership management fee              5,603           5,603
  Administrative                                   42,003          57,458
                                             -------------   -------------
    Total expenses                                804,902         867,227
                                             -------------   -------------
Loss before affiliate's participation
  in joint venture                                (86,617)       (156,356)

Affiliate's participation in loss
  from joint venture                                   67             216
                                             -------------   -------------
Net loss                                     $    (86,550)   $   (156,140)
                                             =============   =============
Net loss allocated to General Partner        $       (866)   $     (1,561)
                                             =============   =============
Net loss allocated to Unitholders            $    (85,684)   $   (154,579)
                                             =============   =============
Net loss per Unit (996,146 issued
  and outstanding)                           $      (0.08)   $      (0.15)
                                             =============   =============
Distribution to General Partner              $        623    $        623
                                             =============   =============
Distribution to Unitholders                  $     74,711    $     74,711
                                             =============   =============
Distribution per Unit                        $      0.075    $      0.075
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (Unaudited)

                                                  1996            1995
                                             -------------   -------------
Operating activities:
  Net loss                                   $   (203,753)   $   (235,132)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Affiliate's participation in loss
        from joint venture                           (230)           (271)
      Depreciation of property                    391,877         391,877
      Amortization of deferred expenses            15,930          15,930
      Accrued interest expense due at
        maturity - affiliate                       30,771          34,664
      Net change in:
        Escrow deposits                            19,266         (72,676)
        Prepaid expenses                          (43,998)
        Accounts payable                           (5,939)          8,021
        Due to affiliates                          10,555         (26,550)
        Accrued liabilities                       (11,661)         (9,488)
        Security deposits                          (5,990)          3,824
                                             -------------   -------------
  Net cash provided by operating
    activities                                    196,828         110,199
                                             -------------   -------------
Financing activities:
  Distributions to Unitholders                   (149,422)       (149,422)
  Distributions to General Partner                 (1,246)         (1,246)
  Distributions to joint venture partner -
    affiliate                                      (4,347)
  Principal payments on mortgage notes
    payable                                       (42,880)        (39,304)
                                             -------------   -------------
  Net cash used in financing activities          (197,895)       (189,972)
                                             -------------   -------------

Net change in cash and cash equivalents            (1,067)        (79,773)
Cash and cash equivalents at beginning
  of period                                       229,105         639,493
                                             -------------   -------------
Cash and cash equivalents at end of period   $    228,038    $    559,720
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the six months ended June 30, 1996 and 1995, the Partnership incurred and paid interest expense on the mortgage note payable of $415,507 and $419,084, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:

                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Incentive partnership management
     fees                               $11,206     $5,603       $88,557
   Reimbursement of expenses to
     the General Partner, at cost        22,476     14,641        18,435

In conjunction with the May 1993 financing of Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan were required to be funded by advances from the General Partner through December 16, 1994, at which time the General Partner loan became due. The General Partner loan was repaid in full in August 1996 from proceeds received in connection with the sale of Autumn Woods Apartments as described below. As of June 30, 1996, this loan had a balance of $1,041,033. During the six months ended June 30, 1996 and 1995, the Partnership incurred interest expense on this loan of $30,771 and $34,664, respectively, which has been added to the principal balance of the loan. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of June 30, 1996, this rate was 5.911%.

4. Subsequent Events:

(a) In July 1996, the Partnership made a distribution of $74,711 ($.075 per
Unit) to the Unitholders for the second quarter of 1996.

(b) The Autumn Woods Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 99.7291% and 0.2709%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $17,400,000. From the proceeds of the sale, the joint venture paid $9,483,014 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $409,810 in selling costs and $190,030 of prepayment penalties. The basis of the property was $9,087,885, which is net of accumulated depreciation of $8,430,505. For financial statement purposes, the Partnership will recognize a gain during the third quarter 1996 of approximately $7,902,000 from the sale of this property, of which $21,000 is the minority joint venture partner's share.

(c) As mentioned above, the Partnership had an interest in the Autumn Woods Apartments which was sold in August 1996. This joint venture interest was the Partnership's sole asset. The Partnership expects to distribute a majority of the proceeds to Limited Partners in October 1996 and will retain a portion of the cash to satisfy estimated obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of the liabilities or contingencies which may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any such contingency arising, the General Partner anticipates terminating the Partnership by December 31, 1996 and distributing the remaining reserves. In the event any contingency arises, the Partnership's termination will be delayed and reserves will be held by the Partnership for a longer period of time.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Current Income Fund-87 A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to invest in and operate income-producing real property. The Partnership raised $14,942,190 from sales of Limited Partnership Depositary Units and utilized these proceeds to acquire Autumn Woods Apartments. The Partnership sold the Autumn Woods Apartments in August 1996.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

An increase in rental income due to increased occupancy at the property in 1996 was the primary reason for the decrease in the net loss for the six months ended June 30, 1996 as compared to the same period in 1995. Lower structural repairs during the quarter ended June 30, 1996 was the primary reason for the decrease in the net loss for the quarter ended June 30, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

Primarily due to increased occupancy at the property, rental income increased for 1996 when compared to 1995.

Primarily due to lower average cash balances, resulting from distributions of excess cash flow generated by the Partnership during 1995, interest income on short-term investments decreased during 1996 when compared to 1995.

Lower structural repairs at the Autumn Woods Apartments was the primary reason for the decrease in property operating expense for the quarter ended June 30, 1996 as compared to the same period in 1995.

Lower tax rates at the property resulted in a decrease in real estate tax expense during 1996 when compared to 1995.

Primarily as a result of decreased accounting fees and travel expenses, administrative expenses decreased during 1996 when compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $1,000 as of June 30, 1996 when compared to December 31, 1995. The Partnership's operating activities generated approximately $197,000 of cash flow primarily from the operations of the Autumn Woods Apartments, which was partially offset by the payment of administrative expenses and incentive partnership management fees. Cash flow used in financing activities totaled approximately $198,000 and included the payment of distributions to Unitholders, the General Partner and the joint venture partner, as well as the payment of principal on the mortgage note payable.

During 1996 and 1995, Autumn Woods Apartments generated positive cash flow, which the Partnership defines as an amount equal to the property's revenue receipts less property related expenditures, which includes debt service payments. As of June 30, 1996, the occupancy rate of the property was 93%.

During August 1996, the Autumn Woods Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate, was sold in an all cash sale for $17,400,000. From the proceeds of the sale, the joint venture paid $9,483,014 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $409,810 in selling costs and prepayment penalties of $190,030. The net proceeds of the sale were $7,317,146, of which $7,297,324 was the Partnership's share. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the joint venture until October 1996. As discussed below, after the loan from the General Partner is repaid, the Partnership expects to distribute available Net Cash Proceeds from the sale to Unitholders. See Note 4 of Notes to Financial Statements for additional information.

In conjunction with the May 1993 financing of Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan were required by the Prospectus to be funded by advances from the General Partner on a zero coupon basis until December 1994, at which time the General Partner loan matured. The General Partner loan of $1,046,516 was repaid in full from property sale proceeds in August 1996.

In July 1996, the Partnership paid $74,711 ($.075 per Unit) of Net Cash Receipts to the Unitholders representing the distribution for the second quarter of 1996. The level of this distribution remained unchanged from the amount distributed to Unitholders during the first quarter of 1996. Including the July 1996 distribution, the Partnership has distributed $6.69 per $15.00 Unit all of which represents Cash Flow from operations.

The Partnership had an interest in the Autumn Woods Apartments, which was sold in August 1996. The joint venture interest was the Partnership's sole asset. The Partnership expects to distribute a majority of the proceeds to Limited Partners in October 1996 and will retain a portion of the cash to satisfy estimated obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of the liabilities or contingencies which may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any such contingency arising, the General Partner anticipates terminating the Partnership by December 31, 1996 and distributing the remaining reserves. In the event any contingency arises, the Partnership's termination will be delayed and reserves will be held by the Partnership for a longer period of time. Based on expected distributions to Unitholders from proceeds received from the sale of the property and the Partnership's cash reserves, Unitholders will not recover all of their original investment.

Since the Preferred Distribution levels to Unitholders specified in the Partnership Agreement have not been attained in any year, the General Partner will not be paid the 25% share of its Net Cash Receipts which was subordinated to the Unitholders' Preferred Distributions in accordance with the Partnership Agreement.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5.  Other Information
- --------------------------

Autumn Woods Apartments
- -----------------------

As previously reported, on July 5, 1996, the joint venture (the "Joint Venture") consisting of the Partnership and affiliate which owned the Autumn Woods Apartments, Indianapolis, Indiana, contracted to sell the property for a sale price of $17,400,000 to an unaffiliated party, TGM Realty Corp. #5, a Delaware corporation. TGM Realty Corp. #5 assigned its rights under the contract to an affiliate, TGM Autumn Woods Inc., a Delaware corporation, and the sale closed on August 1, 1996. From the proceeds of the sale, the Joint Venture paid the outstanding balance of the first mortgage loan of $9,483,014, $190,030 of prepayment penalties, $259,125 to a unaffiliated party as a brokerage commission, $130,500 to an affiliate of the third party providing property management services for the property as a fee for services rendered in connection with the sale of the property and other closing costs of $20,185. The purchaser received proration credits of $125,000 for corrective work resulting from the purchaser's due diligence review and $302,500 for repairs due to fire damage at the property which is expected to be recovered, less the deductible, from the Joint Venture's insurance carrier. The Joint Venture received approximately $6,889,646 of remaining proceeds. Of such amount, $250,000 will be retained by the Joint Venture and will not be available for use or distribution by the Joint Venture until 90 days after the closing. The Partnership's share of the total remaining proceeds is approximately $6,871,000.

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

(10) Agreement of Sale and letter dated July 12, 1996 relating to the sale of Autumn Woods Apartments previously filed as Exhibits (2)(a) and (b) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated July 5, 1996 was filed reporting the contract to sell the Autumn Woods Apartments in Indianapolis, Indiana.

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


Date:  August 14, 1996
      ----------------------------