Form 10-Q
period 1996-09-30
BALCOR CURRENT INCOME FUND-87
filed 1996-11-14
CIK 798790

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                    1996            1995
                                               --------------   -------------
Cash and cash equivalents                      $   5,728,700    $    229,105
Accounts and accrued interest receivable             335,537
Escrow deposits                                                      153,190
Prepaid expenses                                                      28,541
Deferred expenses, net of accumulated
  amortization of $82,305 in 1995                                     76,995
                                               --------------   -------------
                                                   6,064,237         487,831
                                               --------------   -------------
Investment in real estate:
  Land                                                               940,021
  Buildings and improvements                                      16,578,369
                                                                -------------
                                                                  17,518,390
  Less accumulated depreciation                                    7,970,988
                                                                -------------
Investment in real estate, net of
  accumulated depreciation                                         9,547,402
                                               --------------   -------------
                                               $   6,064,237    $ 10,035,233
                                               ==============   =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Loan payable - affiliate                                        $  1,010,262
Accounts payable                               $       2,258          50,888
Due to affiliates                                    115,178          96,437
Accrued liabilities, principally
  real estate taxes                                                  274,351
Security deposits                                                     39,478
Mortgage note payable                                              9,525,894
                                               --------------   -------------
   Total liabilities                                 117,436      10,997,310
                                               --------------   -------------
Affiliate's participation in joint venture                            22,373
                                                                -------------
Unitholders' capital (deficit) (996,146
     Units issued and outstanding)                 6,016,531        (873,609)
General Partner's deficit                            (69,730)       (110,841)
                                               --------------   -------------
    Total partners' capital (deficit)              5,946,801        (984,450)
                                               --------------   -------------
                                               $   6,064,237    $ 10,035,233
                                               ==============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996            1995
                                               --------------   -------------
Income:
  Rental and service                           $   1,631,532    $  2,073,754
  Interest on short-term investments                  54,407          19,236
                                               --------------   -------------
    Total income                                   1,685,939       2,092,990
                                               --------------   -------------
Expenses:
  Interest on mortgage note payable                  484,575         627,974
  Interest on short-term loan
    payable - affiliate                               36,262          52,228
  Depreciation                                       459,517         587,817
  Amortization                                        18,585          23,895
  Property operating                                 798,826         901,732
  Real estate taxes                                  145,038         196,275
  Property management fees                            81,700         102,941
  Incentive partnership management fees               16,809          16,809
  Administrative                                     112,782         136,784
                                               --------------   -------------
    Total expenses                                 2,154,094       2,646,455
                                               --------------   -------------
Loss before gain on sale of property,
  affiliate's participation in joint venture
  and extraordinary item                            (468,155)       (553,465)
Gain on sale of property                           7,902,305
Affiliate's participation in (income) loss
  of joint venture                                   (28,457)            970
                                               --------------   -------------
Income (loss) before extraordinary item            7,405,693        (552,495)
Extraordinary item:
  Debt extinguishment expense                       (248,440)
                                               --------------   -------------
Net income (loss)                              $   7,157,253    $   (552,495)
                                               ==============   =============
Income (loss) before extraordinary item
  allocated to General Partner                 $      45,464    $     (5,525)
                                               ==============   =============
Income (loss) before extraordinary item
  allocated to Unitholders                     $   7,360,229    $   (546,970)
                                               ==============   =============
Income (loss) before extraordinary item
  per Unit (996,146 issued and
  outstanding)                                 $        7.39    $      (0.55)
                                               ==============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)
                                  (Continued)

                                                    1996            1995
                                               --------------   -------------
Extraordinary item allocated to
  General Partner                              $      (2,484)           None
                                               ==============   =============
Extraordinary item allocated to
  Unitholders                                  $    (245,956)           None
                                               ==============   =============
Extraordinary item per Unit
  (996,146 issued and outstanding)             $       (0.25)           None
                                               ==============   =============
Net income (loss) allocated to General Partner $      42,980    $     (5,525)
                                               ==============   =============
Net income (loss) allocated to Unitholders     $   7,114,273    $   (546,970)
                                               ==============   =============
Net income (loss) per Unit (996,146
  issued and outstanding)                      $        7.14    $      (0.55)
                                               ==============   =============
Distributions to General Partner               $       1,869    $      1,869
                                               ==============   =============
Distributions to Unitholders                   $     224,133    $    224,133
                                               ==============   =============
Distributions per Unit (996,146
  issued and outstanding)                      $       0.225    $      0.225
                                               ==============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996            1995
                                               --------------   -------------
Income:
  Rental and service                           $     214,323    $    694,178
  Interest on short-term investments                  49,029           8,163
                                               --------------   -------------
    Total income                                     263,352         702,341
                                               --------------   -------------
Expenses:
  Interest on mortgage note payable                   69,068         208,890
  Interest on short-term loan
    payable - affiliate                                5,491          17,564
  Depreciation                                        67,640         195,940
  Amortization                                         2,655           7,965
  Property operating                                 306,673         440,028
  Real estate taxes                                   25,354          68,588
  Property management fees                            12,091          35,359
  Incentive partnership management fees                5,603           5,603
  Administrative                                      32,949          40,466
                                               --------------   -------------
    Total expenses                                   527,524       1,020,403
                                               --------------   -------------
Loss before gain on sale of property,
  affiliate's participation in joint venture
  and extraordinary item                            (264,172)       (318,062)
Gain on sale of property                           7,902,305
Affiliate's participation in (income) loss
  of joint venture                                   (28,687)            699
                                               --------------   -------------
Income (loss) before extraordinary item            7,609,446        (317,363)
Extraordinary item:
  Debt extinguishment expense                       (248,440)
                                               --------------   -------------
Net income (loss)                              $   7,361,006    $   (317,363)
                                               ==============   =============
Income (loss) before extraordinary item
  allocated to General Partner                 $      47,502    $     (3,174)
                                               ==============   =============
Income (loss) before extraordinary item
  allocated to Unitholders                     $   7,561,944    $   (314,189)
                                               ==============   =============
Income (loss) before extraordinary item
  per Unit (996,146 issued and
  outstanding)                                 $        7.59    $      (0.32)
                                               ==============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995

                                  (Unaudited)
                                  (Continued)

                                                    1996            1995
                                               --------------   -------------
Extraordinary item allocated to
  General Partner                              $      (2,484)           None
                                               ==============   =============
Extraordinary item allocated to
  Unitholders                                  $    (245,956)           None
                                               ==============   =============
Extraordinary item per Unit
  (996,146 issued and outstanding)             $       (0.25)           None
                                               ==============   =============
Net income (loss) allocated to General Partner $      45,018    $     (3,174)
                                               ==============   =============
Net income (loss) allocated to Unitholders     $   7,315,988    $   (314,189)
                                               ==============   =============
Net income (loss) per Unit (996,146
  issued and outstanding)                      $        7.34    $      (0.32)
                                               ==============   =============
Distribution to General Partner                $         623    $        623
                                               ==============   =============
Distribution to Unitholders                    $      74,711    $     74,711
                                               ==============   =============
Distribution per Unit (996,146
  issued and outstanding)                      $       0.075    $      0.075
                                               ==============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (Unaudited)

                                                    1996             1995
                                               --------------   -------------
Operating activities:
  Net income (loss)                            $   7,157,253    $   (552,495)
  Adjustments to reconcile net income (loss)
    to net cash (used in) or provided by
    operating activities:
      Extraordinary item:
        Debt extinguishment expense                  248,440
      Gain on sale of property                    (7,902,305)
      Affiliate's participation in income
        (loss) from joint venture                     28,457            (970)
      Depreciation of property                       459,517         587,817
      Amortization of deferred expenses               18,585          23,895
      Accrued interest expense due at
        maturity - affiliate                          36,262          52,228
      Net change in:
           Accounts receivable                      (335,537)
           Escrow deposits                           153,190         (87,177)
           Prepaid expenses                           28,541         (49,201)
           Accounts payable                          (48,630)         (3,408)
           Due to affiliates                          18,741         (19,244)
           Accrued liabilities                      (274,351)         59,099
           Security deposits                         (39,478)          2,810
                                               --------------   -------------
  Net cash (used in) or provided by
    operating activities                            (451,315)         13,354
                                               --------------   -------------
Investing activities:
  Proceeds from sale of property                  17,400,000
  Payment of selling costs                          (409,810)
                                               --------------   -------------
  Net cash provided by investing activities       16,990,190
                                               --------------   -------------
Financing activities:
  Distributions to Unitholders                      (224,133)       (224,133)
  Distributions to General Partner                    (1,869)         (1,869)
  Distributions to joint venture
    partner - affiliate                              (50,830)           (853)
  Repayment of loan payable - affiliate           (1,046,524)
  Repayment of mortgage note payable              (9,483,014)
  Payment of prepayment penalty                     (190,030)
  Principal payments on mortgage note payable        (42,880)        (59,607)
                                               --------------   -------------
  Cash used in financing activities              (11,039,280)       (286,462)
                                               --------------   -------------
Net change in cash and cash equivalents            5,499,595        (273,108)
Cash and cash equivalents at beginning
  of period                                          229,105         639,493
                                               --------------   -------------
Cash and cash equivalents at end of period     $   5,728,700    $    366,385
                                               ==============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Interest Expense:

During the nine months ended September 30, 1996 and 1995, the Partnership incurred and paid interest expense on the mortgage note payable of $484,575 and $627,974, respectively.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:

                                           Paid
                                   ------------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Incentive partnership management  $16,809       $5,603      $88,557
     fees
   Reimbursement of expenses to
     the General Partner, at cost     26,982        4,506       26,621


In conjunction with the May 1993 financing of Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan were required to be funded by advances from the General Partner through December 16, 1994, at which time the General Partner loan became due, and was extended. The General Partner loan was repaid in full in August 1996 from proceeds received in connection with the sale of Autumn Woods Apartments. During the nine months ended September 30, 1996 and 1995, the Partnership incurred interest expense on this loan of $36,262 and $52,228, respectively, which was added to the principal balance of the loan. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1996, this rate was 5.931%.

4. Property Sale:

The Autumn Woods Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 99.7291% and 0.2709%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $17,400,000. From the proceeds of the sale, the joint venture paid $9,483,014 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $409,810 in selling costs and $190,030 of prepayment penalties. The basis of the property was $9,087,885, which is net of accumulated depreciation of $8,430,505. For financial statement purposes, the Partnership recognized a gain of $7,902,305 from the sale of this property, of which $30,302 is the minority joint venture partner's share.

5. Extraordinary Items:

In connection with the sale of Autumn Woods Apartments, the Partnership paid a prepayment penalty of $190,030. In addition, the Partnership wrote off the remaining unamortized deferred financing fees of $58,410. Both of these amounts are recorded as debt extinguishment expense and classified as an extraordinary item in the financial statements.

6. Partnership Termination:

The Partnership sold the Autumn Woods Apartments in August 1996. A portion of the proceeds from the sale were distributed to Limited Partners in October 1996. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the proposed class action case discussed elsewhere in this report. In the absence of any such contingency, the reserves will be paid within twelve months of the property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time. Net income for the nine months ended September 30, 1996 was allocated to the partners' capital account balances to reflect the remaining distributions or contributions the partners are expected to receive or contribute.

7. Subsequent Event:

In October 1996, the Partnership made a distribution of $4,532,464 ($4.55 per Unit) to the Unitholders for the third quarter of 1996. Of this amount, $37,854 ($0.038 per Unit) represents a distribution of Net Cash Receipts for the third quarter of 1996 and $4,494,610 ($4.512 per Unit) represents a distribution of Net Cash Proceeds from the sale of Autumn Woods Apartments.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Current Income Fund-87 A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to invest in and operate income-producing real property. The Partnership raised $14,942,190 from sales of Limited Partnership Depositary Units and utilized these proceeds to acquire Autumn Woods Apartments. The Partnership sold Autumn Woods Apartments in August 1996.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
----------

The Partnership recognized a gain related to the sale of Autumn Woods Apartments in August 1996, which was the primary reason the Partnership generated net income during the nine months and quarter ended September 30, 1996 as compared to a loss during the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

As a result of the sale of Autumn Woods Apartments in August 1996, the Partnership recognized a decrease in rental and service income, interest expense on mortgage note payable, depreciation expense, amortization expense, property operating expense, real estate taxes and property management fees during 1996 as compared to 1995.

As a result of higher average cash balances due to proceeds received from the sale of Autumn Woods Apartments, interest income on short-term investments increased during 1996 as compared to 1995.

The General Partner loan was repaid in August 1996 from a portion of the proceeds received from the sale of Autumn Woods Apartments. As a result, interest expense on short-term loan payable - affiliate decreased during 1996 as compared to 1995.

Primarily as a result of decreased accounting fees, administrative expenses decreased during 1996 when compared to 1995.

The Partnership sold Autumn Woods Apartments in August 1996 and recognized a gain on sale of $7,902,305. See Note 4 of Notes to Financial Statements for additional information.

In connection with the sale, the Partnership fully amortized the remaining deferred expenses in the amount of $58,410. In addition, the Partnership incurred a prepayment penalty of $190,030 in connection with the repayment of the underlying mortgage note payable. For financial statement purposes, these two amounts were recognized as extraordinary items and classified as debt extinguishment expense.

As a result of the gain recognized from the sale of Autumn Woods Apartments, there was an affiliate's participation in income of joint venture in 1996 as compared to affiliate's participation in loss of joint venture in 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $5,500,000 as of September 30, 1996 when compared to December 31, 1995 due to proceeds received from the sale of Autumn Woods Apartments. Operating activities used cash of approximately $451,000 and consisted of cash flow from the operations of the Autumn Woods Apartments, the payment to the purchaser for certain corrective work to be done at the property and for the cost to repair certain apartment units damaged by a fire. The Partnership expects to be reimbursed by its insurance carrier for the costs of the damage. Operating activities also include interest income on short term investments, and the payment of administrative expenses and incentive partnership management fees. Investing activities consisted of net proceeds received from the sale of Autumn Woods Apartments of approximately $16,990,000. Financing activities consisted of distributions to Unitholders and the General Partner totaling approximately $226,000 and distributions to the joint venture partner of approximately $51,000. Financing activities also included the repayment of the loan payable-affiliate of approximately $1,010,000, the repayment of the mortgage note payable of approximately $9,483,000, the payment of a prepayment penalty of approximately $190,000, and the payments of principal on the mortgage note payable of approximately $43,000. The Partnership made a special distribution to Limited Partners in October 1996 from proceeds received from the sale of Autumn Woods Apartments, as discussed below.

During 1995 and prior to its sale in 1996, the Autumn Woods Apartments generated positive cash flow, which the Partnership defines as an amount equal to the property's revenue receipts less property related expenditures, which includes debt service payments.

During August 1996, the Autumn Woods Apartments, which was owned by a joint venture consisting of the Partnership and an affiliate, was sold in an all cash sale for $17,400,000. From the proceeds of the sale, the joint venture paid $9,483,014 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $409,810 in selling costs and prepayment penalties of $190,030. The net proceeds of the sale were $7,317,146, of which $7,271,634 was the Partnership's share. Pursuant to the terms of the sale, the Partnership was required to holdback $250,000 of the sale proceeds until October 1996. The full amount of the holdback was released in October 1996. A portion of the Partnership's share of the net proceeds of the sale was used to repay the General Partner loan. See Note 3 of Notes to Financial Statements for additional information. A portion of the remaining net proceeds of the sale was distributed to Limited Partners in October 1996. See Note 7 of Notes to Financial Statements for additional information.

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

In October 1996, the Partnership made a distribution of $4,532,464 ($4.55 per Unit) to the Unitholders for the third quarter of 1996. Of this amount, $37,854 ($0.038 per unit) represents a regular quarterly distribution of Net Cash Receipts for the third quarter of 1996 and $4,494,610 ($4.512 per Unit) represents a distribution of Net Cash Proceeds from the sale of Autumn Woods Apartments. The level of the regular quarterly distribution of Net Cash Receipts decreased from the prior quarter due to the property sale. To date, including the October 1996 distribution, the Partnership has distributed $11.24 per $15.00 Unit, of which $6.728 represents Cash Flow from operations and $4.512 represents Net Cash Proceeds.

The Partnership sold the Autumn Woods Apartments in August 1996. A portion of the proceeds from the sale were distributed to Limited Partners in October 1996. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the proposed class action case discussed elsewhere in this report. In the absence of any such contingency, the reserves will be paid within twelve months of the property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit_4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated December 17, 1986 (Registration No. 33-7858) and Form of Confirmation regarding Depositary Units in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September_30, 1992 (Commission File No. 0-16712) are incorporated herein by reference.

(10) Agreement of Sale and letter dated July 12, 1996 relating to the sale of Autumn Woods Apartments previously filed as Exhibits (2)(a) and (b) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.


(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1996.

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



                              By: /s/Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor CIF
                                  Partners, the General Partner


Date: November 14, 1996
      ----------------------------