Form 10-K
period 1996-12-31
BALCOR CURRENT INCOME FUND-87
filed 1997-03-26
CIK 798790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
OR

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

                                    PART I
Item 1. Business
----------------

Balcor Current Income Fund-87 A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1986 under the laws of the State of Delaware. The Registrant raised $14,942,190 from sales of Limited Partnership Depositary Units. The Registrant's operations consisted exclusively of investment in and operation of one existing real property, and all financial information included in this report relates to this industry segment.

The Registrant utilized the net offering proceeds to acquire a joint venture interest in Autumn Woods Apartments. During 1996, the property was sold and a majority of the proceeds from the sale were distributed to Unitholders. (See "Item 7. Liquidity and Capital Resources" for additional information.)

The Autumn Woods Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The joint venture sold the property in August 1996. A portion of the proceeds from the sale were distributed to Limited Partners in October 1996. The Registrant retained a portion of the cash to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in Item 3. Legal Proceedings.
In the absence of any such contingency, the reserves will be paid within twelve months of the property sale. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

The officers and employees of Balcor CIF Partners, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

The Registrant no longer owns any physical properties.

Item 3. Legal Proceedings
-------------------------

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Unitholders of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Units and it is not anticipated that one will develop. For information regarding previous distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

As of December 31, 1996, the number of record holders of Units of the Registrant was 788.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                   -----------------------------------------------------------
                       1996        1995        1994        1993        1992

                    ----------  ----------  ----------  ---------- -----------

Total income        $1,709,140  $2,783,598  $2,687,874 $2,626,906   $2,474,941
Loss before gain on
  sale of assets
  and extraordinary
  items               (453,734)   (734,029)   (629,096)  (513,729)    (492,547)
Net income (loss)    7,172,044    (734,029)   (629,096)  (513,729)    (492,547)
Net income (loss)
  per Unit                7.14        (.73)       (.63)      (.51)        (.49)
Total assets         1,453,731  10,035,233  11,185,388 12,409,021   12,933,218
Promissory note
  payable -
  affiliate               None       None         None       None    9,433,787
Mortgage note
  payable                 None  9,525,894    9,606,251  9,679,905        None
Distributions per
  Unit (A)                4.78         .30         .90        .90          .90



(A) These amounts include a distribution of original capital of $4.51 per Unit for 1996. No distributions of original capital were made in any of the previous four years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
---------------

Summary of Operations
---------------------

The operations of Balcor Current Income Fund-87 A Real Estate Limited Partnership (the "Partnership") are primarily comprised of the operations of Autumn Woods Apartments. As a result of a gain recognized from the sale of the property in 1996, the Partnership generated net income in 1996 as compared to a net loss in 1995. The exterior of the Autumn Woods Apartments was painted during 1995 which was the primary reason for the increase in the net loss during 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

As a result of the sale of Autumn Woods Apartments in August 1996, the Partnership recognized a decrease in rental and service income, interest expense on mortgage note payable, depreciation expense, amortization expense and property management fees during 1996 as compared to 1995.

As a result of the investment of proceeds received from the sale of Autumn Woods Apartments, interest income on short-term investments increased during 1996 as compared to 1995.

The General Partner loan was repaid in August 1996 from a portion of the proceeds received from the sale of Autumn Woods Apartments. As a result, interest expense on short-term loan payable - affiliate decreased during 1996 as compared to 1995.

As a result of the sale of Autumn Woods Apartments in August 1996, property operating expenses decreased by approximately $541,000 during 1996 as compared to 1995. This decrease was partially offset by the cost to repair the fire damage to certain units, which will not be recovered by insurance, of approximately $26,000, and payments made to the purchaser of the property for certain corrective work to be done at the property of approximately $125,000.

As a result of the sale of Autumn Woods Apartments in August 1996 and a partial refund of prior years' real estate taxes received in 1996, the Partnership recognized a decrease in real estate taxes during 1996 as compared to 1995.

The Partnership generated lower Net Cash Receipts in 1996 as a result of the sale of Autumn Woods Apartments. As a result, the incentive partnership management fees earned by the General Partner, which are based on Net Cash Receipts, decreased during 1996 as compared to 1995.

Primarily as a result of decreased accounting fees, administrative expenses decreased during 1996 when compared to 1995.

The Partnership recognized a gain on the sale of Autumn Woods Apartments of $7,902,305. See Note 9 of Notes to Financial Statements for additional information.

In connection with the sale of Autumn Woods Apartments, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $58,410. In addition, the Partnership incurred a prepayment penalty of $190,030 in connection with the repayment of the underlying mortgage note payable. For financial statement purposes, these two amounts were recognized as extraordinary items and classified as debt extinguishment expense.

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


Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $938,000 as of December 31, 1996 when compared to December 31, 1995 due to proceeds received from the sale of Autumn Woods Apartments, a majority of which were distributed to Unitholders in October 1996. Operating activities resulted in a use of cash of approximately $656,000 and consisted of cash flow from the operations of the Autumn Woods Apartments, less the payment of a mortgage prepayment penalty, payments to the purchaser of the property for certain corrective work to be done at the property and for the cost to repair certain apartment units damaged by a fire. The Partnership expects to be reimbursed by its insurance carrier for most of the cost of the damage, less the deductible. Operating activities also include interest income on short term investments, and the payment of administrative expenses and incentive partnership management fees. Investing activities consisted of net proceeds received from the sale of Autumn Woods Apartments of approximately $16,990,000. Financing activities consisted of distributions to Unitholders and the General Partner totaling approximately $4,774,000 and distributions to the joint venture partner of approximately

$50,000. Financing activities also included the repayment of the loan payable-affiliate of approximately $1,047,000, the repayment of the mortgage note payable of approximately $9,483,000, and the payments of principal on the mortgage note payable of approximately $43,000.

During 1995 and prior to its sale in 1996, the Autumn Woods Apartments generated positive cash flow, which the Partnership defines as an amount equal to the property's revenue receipts less property related expenditures, which includes debt service payments.

The Autumn Woods Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property in an all cash sale for $17,400,000. From the proceeds of the sale, the joint venture paid $9,483,014 to the third party mortgage holder in full satisfaction of the first mortgage loan and paid $409,810 in selling costs and prepayment penalties of $190,030. The net proceeds of the sale were $7,317,146, of which $7,297,324 was the Partnership's share. Pursuant to the terms of the sale, $250,000 of the proceeds were retained by the joint venture until October 1996 at which time the full amount of the holdback was released. A portion of the Partnership's share of the net proceeds of the sale was used to repay the General Partner loan. A majority of the remaining net proceeds of the sale were distributed to Unitholders in October 1996. See Note 9 of Notes to Financial Statements for additional information.

In conjunction with the May 1993 financing of Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan were required by the Prospectus to be funded by advances from the General Partner on a zero coupon basis until December 1994, at which time the General Partner loan matured. The General Partner loan was extended, and the loan balance of $1,046,516 was repaid in full from property sale proceeds in August 1996.

Since inception, Unitholders have received distributions of Net Cash Receipts of $6.73 and Net Cash Proceeds of $4.51 totaling $11.24 per $15.00 Unit as well as certain tax benefits. Since inception, the General Partner has received distributions of Net Cash Receipts totaling $55,044. The General Partner has not and will not receive any distributions of Net Cash Proceeds. In light of results to date, investors will not recover all of their original investment.

Since the Preferred Distribution levels to Unitholders specified in the Partnership Agreement have not been attained in any year, the General Partner will not be paid the 25% share of its Net Cash Receipts which was subordinated to the Unitholders' Preferred Distributions in accordance with the Partnership Agreement. During 1988 and 1989, the General Partner voluntarily agreed to subordinate $82,953 of incentive partnership management fees and $15,130 as its distributive share, to the prior receipt of the specified returns by Unitholders. These amounts were paid to the General Partner in 1996.

The Partnership has retained a portion of the cash from the sale of the Autumn Woods Apartments to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Item 3. Legal Proceedings. In the absence of any such contingency, the reserves will be paid within twelve months of the property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1996         December 31, 1995
                     ------------------------   -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                     -----------     ---------   ----------    ---------
Total assets         $1,453,731     $1,453,731  $10,035,233   $ 7,987,278
Partners' capital
  accounts (deficit):
    General Partner     (66,000)       (66,000)    (110,841)     (835,981)
    Unitholders       1,479,687      1,479,687     (873,609)   (2,164,183)
Net income (loss):
    General Partner      62,151        787,293       (7,340)     (357,606)
    Unitholders       7,109,893      8,400,467     (726,689)     (248,349)
    Per Unit               7.14           8.43         (.73)         (.25)


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

The reports of Ernst & Young LLP on the Partnership's financial statements for each of the two fiscal years ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

               TITLE                              OFFICERS

         Chairman, President and Chief         Thomas E. Meador
            Executive Officer
         Senior Vice President                 Alexander J. Darragh
         Senior Vice President                 James E. Mendelson
         Senior Vice President                 John K. Powell, Jr.
         Managing Director, Chief              Jayne A. Kosik
            Financial Officer, Treasurer
            and Assistant Secretary


      Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

       Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

       James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

       John K. Powell Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

       Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $715 in 1996 with respect to one of the executive officers and directors of Balcor CIF Partners, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

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


                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Units                 117,066 Units          12%

Relatives and affiliates of the officers and partners of the General Partner do not own any additional units.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

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

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1996.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR CURRENT INCOME FUND-87
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Jayne A. Kosik
                             ----------------------------
                             Jayne A. Kosik
                             Managing Director, and Chief
                             Financial Officer (Principal
                             Accounting Officer)
                             of Balcor CIF Partners,
                             the General Partner

Date: March 26, 1997
      ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor CIF Partners,
/s/Thomas E. Meador      the General Partner                March 26, 1997
--------------------                                        --------------
  Thomas E. Meador

                         Managing Director, and Chief
                         Financial Officer (Principal
                         Accounting Officer)
                         of Balcor CIF Partners,
 /s/Jayne A. Kosik       the General Partner                March 26, 1997
--------------------                                        --------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital (Deficit), for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Current Income Fund-87
A Real Estate Limited Partnership:

We have audited the accompanying balance sheets of Balcor Current Income Fund-87 A Real Estate Limited Partnership (A Delaware Limited Partnership) as of December 31, 1996 and 1995 and the related statements of partners' capital (deficit), income and expenses, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Current Income Fund-87 A Real Estate Limited Partnership at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. At December 31, 1996 the Partnership has disposed of all its real estate interests. Upon resolution of the litigation described in
Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.


                              /s/Coopers & Lybrand L.L.P.

                              COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1997

                        REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Current Income Fund-87
A Real Estate Limited Partnership:

We have audited the accompanying statements of partners' capital, income and expenses and cash flows of Balcor Current Income Fund-87 A Real Estate Limited Partnership (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Current Income Fund-87 A Real Estate Limited Partnership for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                        /s/Ernst & Young LLP

                                        ERNST & YOUNG LLP




Chicago, Illinois
March 1, 1995

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                    1996            1995
                                               --------------   -------------
Cash and cash equivalents                      $   1,166,719    $    229,105
Accounts and accrued interest receivable             287,012
Escrow deposits                                                      153,190
Prepaid expenses                                                      28,541
Deferred expenses, net of accumulated
  amortization of $82,305 in 1995                                     76,995
                                               --------------   -------------
                                                   1,453,731         487,831
                                               --------------   -------------
Investment in real estate:
  Land                                                               940,021
  Buildings and improvements                                      16,578,369
                                                                -------------
                                                                  17,518,390
  Less accumulated depreciation                                    7,970,988
                                                                -------------
Investment in real estate, net of
  accumulated depreciation                                         9,547,402
                                               --------------   -------------
                                               $   1,453,731    $ 10,035,233
                                               ==============   =============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Loan payable - affiliate                                        $  1,010,262
Accounts payable                               $       2,474          50,888
Due to affiliates                                     37,570          96,437
Accrued liabilities, principally
  real estate taxes                                                  274,351
Security deposits                                                     39,478
Mortgage note payable                                              9,525,894
                                               --------------   -------------
   Total liabilities                                  40,044      10,997,310
                                               --------------   -------------
Affiliate's participation in joint venture                            22,373
                                                                -------------
Commitments and Contingencies

Unitholders' capital (deficit) (996,146
     Units issued and outstanding)                 1,479,687        (873,609)

General Partner's deficit                            (66,000)       (110,841)
                                               --------------   -------------
    Total partners' capital (deficit)              1,413,687        (984,450)
                                               --------------   -------------
                                               $   1,453,731    $ 10,035,233
                                               ==============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                        A Delaware Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1996, 1995, and 1994


                                      Partners' Capital (Deficit) Accounts
                                 --------------  --------------  --------------
                                                     General          Unit-
                                      Total          Partner         holders
                                 --------------  --------------  --------------

Balance at December 31, 1993     $   1,584,014   $     (87,247)  $   1,671,261
Cash distributions to:
  Unitholders (A)                     (896,532)                       (896,532)
  General Partner                       (7,471)         (7,471)
Net loss for the year
  ended December 31, 1994             (629,096)         (6,291)       (622,805)
                                 --------------  --------------  --------------
Balance at December 31, 1994            50,915        (101,009)        151,924
Cash distributions to:
  Unitholders (A)                     (298,844)                       (298,844)
  General Partner                       (2,492)         (2,492)
Net loss for the year
  ended December 31, 1995             (734,029)         (7,340)       (726,689)
                                 --------------  --------------  --------------
Balance at December 31, 1995          (984,450)       (110,841)       (873,609)
Cash distributions to:
  Unitholders (A)                   (4,756,597)                     (4,756,597)
  General Partner                      (17,310)        (17,310)
Net income for the year
  ended December 31, 1996            7,172,044          62,151       7,109,893
                                 --------------  --------------  --------------
Balance at December 31, 1996     $   1,413,687   $     (66,000)  $   1,479,687
                                 ==============  ==============  ==============

(A) Summary of cash distributions paid per Unit:

                                          1996            1995            1994
                                 --------------  --------------  --------------

            First Quarter        $        .075   $        .075   $        .225
            Second Quarter                .075            .075            .225
            Third Quarter                 .075            .075            .225
            Fourth Quarter               4.550            .075            .225



  The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995, and 1994

                                       1996            1995            1994
                                 --------------  --------------  --------------
Income:
  Rental and service             $   1,628,571   $   2,759,205   $   2,652,841
  Interest on short-term
    investments                         80,569          24,393          35,033
                                 --------------  --------------  --------------
    Total income                     1,709,140       2,783,598       2,687,874
                                 --------------  --------------  --------------
Expenses:
  Interest on mortgage
    note payable                       484,575         836,418         843,120
  Interest on short-term
    loan payable - affiliate            36,262          68,668          55,442
  Depreciation                         459,517         783,755         783,755
  Amortization                          18,585          31,860          31,860
  Property operating                   803,383       1,193,794       1,005,757
  Real estate taxes                    116,448         264,863         261,018
  Property management fees              81,700         137,458         132,642
  Incentive partnership
    management fees                     14,007          22,412          56,033
  Administrative                       148,397         179,673         148,441
                                 --------------  --------------  --------------
    Total expenses                   2,162,874       3,518,901       3,318,068
                                 --------------  --------------  --------------
Loss before gain on sale of
  property, affiliate's
  participation in joint venture
  and extraordinary item              (453,734)       (735,303)       (630,194)
Gain on sale of property             7,902,305
Affiliate's participation in
  (income) loss of joint venture       (28,087)          1,274           1,098
                                 --------------  --------------  --------------
Income (loss) before
  extraordinary item                 7,420,484        (734,029)       (629,096)
Extraordinary item:
  Debt extinguishment expense         (248,440)
                                 --------------  --------------  --------------
Net income (loss)                $   7,172,044   $    (734,029)  $    (629,096)
                                 ==============  ==============  ==============



   The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995, and 1994
                                  (Continued)


                                       1996            1995            1994
                                 --------------  --------------  --------------
Income (loss) before
  extraordinary item allocated
  to General Partner             $      64,635   $      (7,340)  $      (6,291)
                                 ==============  ==============  ==============
Income (loss) before
  extraordinary item allocated
  to Unitholders                 $   7,355,849   $    (726,689)  $    (622,805)
                                 ==============  ==============  ==============
Income (loss) before extraordinary
  item per Unit (996,146 issued
  and outstanding)               $        7.38   $       (0.73)  $       (0.63)
                                 ==============  ==============  ==============
Extraordinary item allocated to
  General Partner                $      (2,484)           None            None
                                 ==============  ==============  ==============
Extraordinary item allocated to
  Unitholders                    $    (245,956)           None            None
                                 ==============  ==============  ==============
Extraordinary item per Unit
 (996,146 issued and outstanding)$       (0.25)           None            None
                                 ==============  ==============  ==============
Net income (loss) allocated to
  General Partner                $      62,151   $      (7,340)  $      (6,291)
                                 ==============  ==============  ==============
Net income (loss) allocated to
  Unitholders                    $   7,109,893   $    (726,689)  $    (622,805)
                                 ==============  ==============  ==============
Net income (loss) per Unit
 (996,146 issued and outstanding)$        7.14   $       (0.73)  $       (0.63)
                                 ==============  ==============  ==============

   The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995, and 1994

                                       1996            1995            1994
                                 --------------  --------------  --------------
Operating activities:
  Net income (loss)              $   7,172,044   $    (734,029)  $    (629,096)
  Adjustments to reconcile net
    income (loss) to net cash
    (used in) or provided by
    operating activities:
     Extraordinary item:
       Debt extinguishment expense      58,410
     Gain on sale of property       (7,902,305)
     Affiliate's participation
       in income (loss) from
       joint venture                    28,087          (1,274)         (1,098)
     Depreciation of property          459,517         783,755         783,755
     Amortization of deferred
       expenses                         18,585          31,860          31,860
     Accrued interest expense
       due at maturity -
       affiliate                        36,262          68,668          55,442
     Net change in:
       Accounts receivable            (287,012)
       Escrow deposits                 153,190         (47,307)         (3,255)
       Prepaid expenses                 28,541         (28,541)
       Accounts payable                (48,414)         33,001           1,129
       Due to affiliates               (58,867)        (21,836)          2,404
       Accrued liabilities            (274,351)         (9,488)         (3,479)
       Security deposits               (39,478)         (2,282)        (17,948)
                                 --------------  --------------  --------------
  Net cash (used in) or provided
    by operating activities           (655,791)         72,527         219,714
                                 --------------  --------------  --------------
Investing activities:
  Proceeds from sale of property    17,400,000
  Payment of selling costs            (409,810)
                                 --------------
  Net cash provided by investing
    activities                      16,990,190
                                 --------------
Financing activities:
  Distributions to Unitholders      (4,756,597)       (298,844)       (896,532)
  Distributions to General Partner     (17,310)         (2,492)         (7,471)
  Distributions to joint
    venture partner - affiliate        (50,460)         (1,222)         (3,706)
  Proceeds from loan payable
    - affiliate                                                        850,376
  Repayment of loan payable
    - affiliate                     (1,046,524)       (100,000)       (500,000)
  Repayment of mortgage note
    payable                         (9,483,014)

  Principal payments on
    mortgage note payable              (42,880)        (80,357)        (73,654)
                                 --------------  --------------  --------------
  Net cash used in financing
    activities                     (15,396,785)       (482,915)       (630,987)
                                 --------------  --------------  --------------
Net change in cash and cash
  equivalents                          937,614        (410,388)       (411,273)
Cash and cash equivalents at
  beginning of year                    229,105         639,493       1,050,766
                                 --------------  --------------  --------------
Cash and cash equivalents at
  end of year                    $   1,166,719   $     229,105   $     639,493
                                 ==============  ==============  ==============

   The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations:

Balcor Current Income Fund-87 A Real Estate Limited Partnership was engaged in the operation of residential real estate located in Indianapolis, Indiana.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Parnership upon the disposition of all its interests in real estate. The Partnership sold the Autumn Woods Apartments in August 1996. A portion of the proceeds from the sale were distributed to Limited Partners in October 1996. The Partnership retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 13 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3.  Accounting Policies:

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

(b) Depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements             20
               Furniture and fixtures                 5

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

(c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investment in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its property. The General Partner estimated the fair value of its property based on the current sales price less estimated closing costs. In the event the General Partner determined an impairment in value had occurred, and the carrying amount of the real estate asset would not be recovered, a provision would have been recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considered the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of financing fees which were amortized over the term of the loan, through the date of the property's sale. Upon sale, any remaining balance is recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Financial Accounting Standard Board's Statement No. 107, Disclosures About Fair Value of Financial Instruments', requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(f) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(g) Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated less income in 1996 for financial statement purposes.

4. Partnership Agreement:

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

Since the Preferred Distribution levels to the Unitholders have not been attained in any year, the General Partner subordinated 25% of its share of Net Cash Receipts. The General Partner received $19,611, $22,412, and $67,240 of Incentive Partnership Management Fees and $2,180, $2,492, and $7,471 as its unsubordinated distributive share during 1996, 1995 and 1994, respectively. The remaining 75% of Net Cash Receipts distributions which the General Partner was entitled to receive in 1988 and 1989 was voluntarily subordinated to the prior receipt of certain returns to the Unitholders.

The Net Cash Proceeds resulting from the sale of the property which are available for distribution will be distributed first to the General Partner to the extent of its share of Net Cash Receipts voluntarily subordinated in 1988 and 1989, which totals $98,083; then to Unitholders until such time as Unitholders have received an amount equal to their Original Capital plus any deficiency in a 6% per annum Cumulative Distribution on Adjusted Original Capital. Thereafter, remaining Net Cash Proceeds will be paid to the General Partner to pay any subordinated real estate commissions on property sales; next, to pay to Unitholders an amount equal to any deficiency in their receipt of Preferred Distributions; next, to the General Partner in an amount equal to any deficiencies in its required subordinated share of Net Cash Receipts and Incentive Partnership Management Fees; and finally 85% to Unitholders and 15% to the General Partner. In 1996, the Partnership paid the subordinated Net Cash Receipts distributions from 1988 and 1989 totaling $98,083 to the General Partner. Based on the amount of Net Cash Proceeds received by the Partnership from the sale of Autumn Woods Apartments, the General Partner will not receive any distributions of Net Cash Proceeds.

5. Mortgage Note Payable:

In May 1993, the Partnership obtained a $9,720,000 first mortgage loan collateralized by Autumn Woods Apartments. The loan was repaid when the property was sold in 1996. The loan bore interest at a rate of 8.74%, and required monthly payments of principal and interest of $76,398.

During 1996, 1995 and 1994 the Partnership incurred and paid interest expense on the mortgage loan payable of $484,575, $836,418 and $843,120, respectively.

6. Management Agreement:

Autumn Woods Apartments was under a management agreement with a third-party management company prior to its sale in 1996. This management agreement provided for annual fees of 5% of gross operating receipts.

7. Affiliate's Participation in Joint Venture:

The Autumn Woods Apartments was owned by the Partnership and an affiliated partnership. Profits and losses were allocated 99.7291% to the Partnership and .2709% to the affiliate. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate adjustment for profit or loss for the affiliate's participation. Autumn Woods Apartments was sold in 1996, and the joint venture partner received its share of the net sales proceeds plus its share of the remaining assets held by the joint venture, and the joint venture was terminated in 1996. See Note 10 of Notes to Financial Statements for additional information. Distributions of $50,460, $1,222 and $3,706 were made to the joint venture partner during 1996, 1995 and 1994, respectively.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $2,015,716 less than the tax income of the Partnership for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Property management fees    None    None      None    None $121,289    None
Incentive partnership
  management fees        $102,564   None   $22,412 $88,557   67,240 $88,557
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting              7,275 $7,676    30,923   2,160   38,067  15,183
    Data processing         1,631    869     7,401     614   12,200   2,131
    Investor communica-
      tions                 None    None     4,602    None   12,373   4,935
    Legal                   1,651  1,742     6,153     415    4,537   1,810
    Portfolio management   21,268 22,441    39,506   4,673    9,296   3,707
    Other                   4,589  4,842     4,807      18    4,890   1,950

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's property until the affiliate was sold to a third party in November 1994.

In conjunction with the May 1993 financing of Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan were required to be funded by advances from the General Partner through December 16, 1994, at which time the General Partner loan became due, and was extended. During 1995 and 1994, the Partnership repaid $100,000 and $500,000, respectively. The remainder of the General Partner loan and accrued interest was repaid in full in August 1996 from proceeds received in connection with the sale of Autumn Woods Apartments. During 1996, 1995 and 1994, the Partnership incurred interest expense of $36,262, $68,668 and $55,442, respectively, which was added to the loan balance.

The Partnership participated in an insurance deductible program with other affiliated partnerships which program pays claims up to the amount of the deductible under the master insurance policies for its property. The program is administered by an affiliate of the General Partner who receives no compensation for administering the program; however, the General Partner is reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $3,940, $18,387 and $27,289 in 1996, 1995 and 1994,
respectively.

10. Property Sale:

The Autumn Woods Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 99.7291% and 0.2709%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $17,400,000. From the proceeds of the sale, the joint venture paid $9,483,014 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $409,810 in selling costs and $190,030 of prepayment penalties. The basis of the property was $9,087,885, which is net of accumulated depreciation of $8,430,505. For financial statement purposes, the Partnership recognized a gain of $7,902,305 from the sale of this property, of which $30,065 is the minority joint venture partner's share.


11. Extraordinary Items:

In connection with the sale of Autumn Woods Apartments, the Partnership paid prepayment penalties of $190,030. In addition, the Partnership wrote off the remaining unamortized deferred financing fees of $58,410. Both of these amounts are recorded as debt extinguishment expense and classified as an extraordinary item in the financial statements.

12. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and 1995 are as follows:

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate fair values.

13. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.