Form 10-Q
period 1997-03-31
BALCOR CURRENT INCOME FUND-87
filed 1997-05-14
CIK 798790

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------

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

                               BALANCE SHEETS
                    March 31, 1997 and December 31, 1996
                                (Unaudited)

                                   ASSETS

                                                 1997            1996
                                             -------------   -------------
Cash and cash equivalents                    $  1,385,174    $  1,166,719
Accounts and accrued interest receivable           58,106         287,012
Prepaid expenses                                    1,710
                                             -------------   -------------
                                             $  1,444,990    $  1,453,731
                                             =============   =============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                             $      2,474
Due to affiliates                            $     37,417          37,570
                                             -------------   -------------
     Total liabilities                             37,417          40,044
                                             -------------   -------------
Commitments and contingencies

Unitholders' capital  (996,146 Units
  issued and outstanding)                       1,479,687       1,479,687

General Partner's deficit                         (72,114)        (66,000)
                                             -------------   -------------
     Total partners' capital                    1,407,573       1,413,687
                                             -------------   -------------
                                             $  1,444,990    $  1,453,731
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)


                                                  1997            1996
                                             -------------   -------------
Income:
  Rental and service                                         $    701,768
  Interest on short-term investments         $     15,365           2,534
                                             -------------   -------------
    Total income                                   15,365         704,302
                                             -------------   -------------

Expenses:
  Interest on mortgage note payable                               207,987
  Interest on short-term loan payable -
    affiliate                                                      15,404
  Depreciation                                                    195,939
  Amortization                                                      7,965
  Property operating                                              247,442
  Real estate taxes                                                68,587
  Property management fees                                         34,911
  Incentive partnership management fees                             5,603
  Administrative                                   21,479          37,830
                                             -------------   -------------
    Total expenses                                 21,479         821,668
                                             -------------   -------------
Loss before affiliate's participation
  in joint venture                                 (6,114)       (117,366)

Affiliate's participation in loss from
  joint venture                                                       163
                                             -------------   -------------
Net loss                                     $     (6,114)   $   (117,203)
                                             =============   =============
Net loss allocated to General Partner        $     (6,114)   $     (1,172)
                                             =============   =============
Net loss allocated to Unitholders                    None    $   (116,031)
                                             =============   =============
Net loss per Unit (996,146 issued
  and outstanding)                                   None    $      (0.12)
                                             =============   =============
Distribution to General Partner                      None    $        623
                                             =============   =============
Distribution to Unitholders                          None    $     74,711
                                             =============   =============
Distribution per Unit                                None    $      0.075
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                             -------------   -------------
Operating activities:
  Net loss                                   $     (6,114)   $   (117,203)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Affiliate's participation in loss
        from joint venture                                           (163)
      Depreciation of property                                    195,939
      Amortization of deferred expenses                             7,965
      Accrued interest expense due at
        maturity - affiliate                                       15,404
      Net change in:
        Accounts and accrued
          interest receivable                     228,906
        Escrow deposits                                           (98,312)
        Prepaid expense                            (1,710)         21,512
        Accounts payable                           (2,474)         (5,685)
        Due to affiliates                            (153)          8,704
        Accrued liabilities                                        68,587
        Security deposits                                          (1,681)
                                             -------------   -------------
  Net cash provided by operating activities       218,455          95,067
                                             -------------   -------------

Financing activities:
  Distribution to Unitholders                                     (74,711)
  Distribution to General Partner                                    (623)
  Distribution to joint venture partner -
    affiliate                                                      (3,421)
  Principal payments on mortgage notes
    payable                                                       (21,207)
                                                             -------------
  Cash used in financing activities                               (99,962)
                                                             -------------
Net change in cash and cash equivalents           218,455          (4,895)
Cash and cash equivalents at beginning
  of period                                     1,166,719         229,105
                                             -------------   -------------
Cash and cash equivalents at end of period   $  1,385,174    $    224,210
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Unitholders to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated additional loss in 1997 for financial statement purposes.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. The Partnership sold the Autumn Woods Apartments in August 1996. A portion of the proceeds from the sale were distributed to Unitholders in October 1996. The Partnership retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note
5 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Interest Expense:

During the quarter ended March 31, 1996, the Partnership incurred and paid interest expense on the mortgage note payable of $207,987.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                       Paid        Payable
                                    -----------   ---------

   Reimbursement of expenses to
     the General Partner, at cost:   $   3,444      $37,417

In conjunction with the May 1993 financing of Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan were required to be funded by advances from the General Partner through December 16, 1994, at which time the General Partner loan became due, and was extended. The General Partner loan and accrued interest were repaid in full in August 1996 from proceeds received in connection with the sale of Autumn Woods Apartments. During the three months ended March 31, 1996, the Partnership incurred interest expense on this loan of $15,404, which was added to the principal balance of the loan. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of March 31, 1996, this rate was 5.850%.

5. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to, the offering of the Units of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Current Income Fund-87 A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to invest in and operate income-producing real property. The Partnership raised $14,942,190 from sales of Limited Partnership Depositary Units and utilized these proceeds to acquire a joint venture interest in Autumn Woods Apartments. Autumn Woods Apartments was sold in August 1996.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Due to the sale of Autumn Woods Apartments in August 1996, the Partnership's net loss decreased during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

As a result of the sale of Autumn Woods Apartments in August 1996, rental and service income, interest expense on mortgage note payable, depreciation expense, amortization expense, property operating expense, real estate tax expense and property management fees ceased during 1996.

As a result of the investment of the undistributed proceeds from the sale of Autumn Woods Apartments, interest income on short-term investments increased during 1997 as compared to 1996.

The General Partner loan was repaid in August 1996 from a portion of the proceeds received from the sale of Autumn Woods Apartments. As a result, interest expense on short-term loan payable - affiliate ceased during 1996.

Incentive partnership management fees earned by the General Partner, which were based on Net Cash Receipts, ceased as a result of the sale of Autumn Woods Apartments during 1996.

Primarily as a result of decreased portfolio management fees, administrative expenses decreased during 1997 when compared to 1996.

As a result of the sale of Autumn Woods Apartments in 1996, affiliate's participation in loss of joint venture ceased in 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $218,000 as of March 31, 1997 when compared to December 31, 1996. Operating activities generated cash of approximately $218,000 which consisted of the collection of an account receivable related to property insurance proceeds and interest income on short-term investments which were partially offset by the payment of administrative expenses.

Since inception, Unitholders have received distributions of Net Cash Receipts of $6.73 and Net Cash Proceeds of $4.51 totaling $11.24 per $15.00 Unit as well as certain tax benefits. Unitholders will not recover all of their original investment. Since inception, the General Partner has received distributions of Net Cash Receipts totaling $55,044. The General Partner has not and will not receive any distributions of Net Cash Proceeds.

The Partnership has retained a portion of the cash from the sale of the Autumn Woods Apartments to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to Financial Statements. In the absence of any such contingency, the reserves will be paid within twelve months of the property sale. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated December 17, 1986 (Registration No. 33-7858) and Form of Confirmation regarding Depositary Units in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-16712) are incorporated herein by reference.

(10) Agreement of Sale and letter dated July 12, 1996 relating to the sale of Autumn Woods Apartments previously filed as Exhibits (2)(a) and (b) to the Registrant's Current Report on Form 8-K dated July 5, 1996, is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the three month period ended March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1997.

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


Date: May 13, 1997
     -------------