Form 10-Q
period 1997-06-30
BALCOR CURRENT INCOME FUND-87
filed 1997-08-11
CIK 798790

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Yes   X    No
   ----      ----

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                  1997            1996
                                             -------------   -------------
Cash and cash equivalents                    $  1,402,848    $  1,166,719
Accounts and accrued interest receivable            5,921         287,012
                                             -------------   -------------
                                             $  1,408,769    $  1,453,731
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                             $      2,474
Due to affiliates                            $     17,749          37,570
                                             -------------   -------------
     Total liabilities                             17,749          40,044
                                             -------------   -------------

Commitments and contingencies

Unitholders' capital (996,146 Units
  issued and outstanding)                       1,471,687       1,479,687

General Partner's deficit                         (80,667)        (66,000)
                                             -------------   -------------
     Total partners' capital                    1,391,020       1,413,687
                                             -------------   -------------
                                             $  1,408,769    $  1,453,731
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                             -------------   -------------
Income:
  Rental and service                                         $  1,417,209
  Interest on short-term investments         $     33,265           5,378
                                             -------------   -------------
    Total income                                   33,265       1,422,587
                                             -------------   -------------
Expenses:
  Interest on mortgage note payable                               415,507
  Interest on short-term loan
    payable - affiliate                                            30,771
  Depreciation                                                    391,877
  Amortization                                                     15,930
  Property operating                                              492,153
  Real estate taxes                                               119,684
  Property management fees                                         69,609
  Incentive partnership management fees                            11,206
  Administrative                                   55,932          79,833
                                             -------------   -------------
    Total expenses                                 55,932       1,626,570
                                             -------------   -------------
Loss before affiliate's participation
  in joint venture                                (22,667)       (203,983)

Affiliate's participation in loss
  from joint venture                                                  230
                                             -------------   -------------
Net loss                                     $    (22,667)   $   (203,753)
                                             =============   =============
Net loss allocated to General Partner        $    (14,667)   $     (2,038)
                                             =============   =============
Net loss allocated to Unitholders            $     (8,000)   $   (201,715)
                                             =============   =============
Net loss per Unit (996,146 issued
  and outstanding)                           $      (0.01)   $      (0.20)
                                             =============   =============
Distributions to General Partner                     None    $      1,246
                                             =============   =============
Distributions to Unitholders                         None    $    149,422
                                             =============   =============
Distributions per Unit                               None    $       0.15
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                             -------------   -------------
Income:
  Rental and service                                         $    715,441
  Interest on short-term investments         $     17,900           2,844
                                             -------------   -------------
    Total income                                   17,900         718,285
                                             -------------   -------------
Expenses:
  Interest on mortgage note payable                               207,520
  Interest on short-term
    loan payable - affiliate                                       15,367
  Depreciation                                                    195,938
  Amortization                                                      7,965
  Property operating                                              244,711
  Real estate taxes                                                51,097
  Property management fees                                         34,698
  Incentive partnership management fee                              5,603
  Administrative                                   34,453          42,003
                                             -------------   -------------
    Total expenses                                 34,453         804,902
                                             -------------   -------------
Loss before affiliate's participation
  in joint venture                                (16,553)        (86,617)

Affiliate's participation in loss
  from joint venture                                                   67
                                             -------------   -------------
Net loss                                     $    (16,553)   $    (86,550)
                                             =============   =============
Net loss allocated to General Partner        $     (8,553)   $       (866)
                                             =============   =============
Net loss allocated to Unitholders            $     (8,000)   $    (85,684)
                                             =============   =============
Net loss per Unit (996,146 issued
  and outstanding)                           $      (0.01)   $      (0.08)
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

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                  1997            1996
                                             -------------   -------------
Operating activities:
  Net loss                                   $    (22,667)   $   (203,753)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Affiliate's participation in loss
        from joint venture                                           (230)
      Depreciation of property                                    391,877
      Amortization of deferred expenses                            15,930
      Accrued interest expense due at
        maturity - affiliate                                       30,771
      Net change in:
        Accounts and accrued interest
          receivable                              281,091
        Escrow deposits                                            19,266
        Prepaid expense                                           (43,998)
        Accounts payable                           (2,474)         (5,939)
        Due to affiliates                         (19,821)         10,555
        Accrued liabilities                                       (11,661)
        Security deposits                                          (5,990)
                                             -------------   -------------
  Net cash provided by operating
    activities                                    236,129         196,828
                                             -------------   -------------
Financing activities:
  Distributions to Unitholders                                   (149,422)
  Distributions to General Partner                                 (1,246)
  Distributions to joint venture partner -
    affiliate                                                      (4,347)
  Principal payments on mortgage note
    payable                                                       (42,880)
                                                             -------------
  Net cash used in financing activities                          (197,895)
                                                             -------------

Net change in cash and cash equivalents           236,129          (1,067)
Cash and cash equivalents at beginning
  of period                                     1,166,719         229,105
                                             -------------   -------------
Cash and cash equivalents at end of period   $  1,402,848    $    228,038
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. The Partnership sold the Autumn Woods Apartments in August 1996. A portion of the proceeds from the sale were distributed to Unitholders in October 1996. The Partnership retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which continue to exist and which may also arise. Such contingencies currently consist primarily of legal and other fees stemming from litigation involving the Partnership including the lawsuit discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Interest Expense:

During the six months ended June 30, 1996, the Partnership incurred and paid interest expense on the mortgage note payable of $415,507.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost   $31,855        $28,411     $17,749


In conjunction with the May 1993 financing of Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan were required to be funded by advances from the General Partner through December 16, 1994, at which time the General Partner loan became due, and was extended. The General Partner loan and accrued interest were repaid in full in August 1996 from proceeds received in connection with the sale of Autumn Woods Apartments. During the six months ended June 30, 1996, the Partnership incurred interest expense on this loan of $30,771. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of June 30, 1996, this rate was 5.911%.

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

Operations
----------

Property operations ceased during 1997 due to the sale of Autumn Woods Apartments in August 1996 which was generating a loss for financial statement purposes. As a result, the Partnership's net loss decreased during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to the six months and quarters ended June 30, 1997 and 1996.

As a result of the sale of Autumn Woods Apartments in August 1996, rental and service income, interest expense on mortgage note payable, depreciation expense, amortization expense, property operating expense, real estate tax expense and property management fees ceased during 1996.

As a result of higher average cash balances due to proceeds retained by the Partnership from the sale of the Autumn Woods Apartments, interest income on short-term investments increased during 1997 as compared to 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $236,000 as of June 30, 1997 when compared to December 31, 1996. Operating activities generated cash of approximately $236,000 which consisted of the collection of an account receivable related to property insurance proceeds and interest income on short-term investments which were partially offset by the payment of administrative expenses.

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

The Partnership has retained a portion of the cash from the sale of the Autumn Woods Apartments to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which continue to exist and which may also arise. Such contingencies currently consist primarily of legal and other fees stemming from litigation involving the Partnership including the lawsuit discussed in
Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(27) Financial Data Schedule of the Registrant for the six month period ended June 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1997.

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



                              By:  /s/ Jayne A. Kosik
                                  -----------------------------
                                  Jayne A. Kosik
                                  Managing Director, and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor CIF Partners, the General Partner


Date:  August 11, 1997
      ---------------------