Form 10-Q
period 1997-09-30
BALCOR CURRENT INCOME FUND-87
filed 1997-11-13
CIK 798790

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                     ASSETS

                                                  1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   1,413,435  $   1,166,719
Accounts and accrued interest receivable             6,101        287,012
                                             -------------- --------------
                                             $   1,419,536  $   1,453,731
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $       1,410  $       2,474
Due to affiliates                                   16,366         37,570
                                             -------------- --------------
     Total liabilities                              17,776         40,044
                                             -------------- --------------

Commitments and contingencies

Unitholders' capital (996,146 Units
  issued and outstanding)                        1,479,687      1,479,687

General Partner's deficit                          (77,927)       (66,000)
                                             -------------- --------------
     Total partners' capital                     1,401,760      1,413,687
                                             -------------- --------------
                                             $   1,419,536  $   1,453,731
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)


                                                  1997           1996
                                             -------------- --------------
Income:
  Rental and service                                        $   1,631,532
  Interest on short-term investments         $      51,963         54,407
                                             -------------- --------------
    Total income                                    51,963      1,685,939
                                             -------------- --------------
Expenses:
  Interest on mortgage note payable                               484,575
  Interest on short-term loan
    payable - affiliate                                            36,262
  Depreciation                                                    459,517
  Amortization                                                     18,585
  Property operating                                              798,826
  Real estate taxes                                               145,038
  Property management fees                                         81,700
  Incentive partnership management fees                            16,809
  Administrative                                    63,890        112,782
                                             -------------- --------------
    Total expenses                                  63,890      2,154,094
                                             -------------- --------------
Loss before gain on sale of property and
  affiliate's participation  in joint venture      (11,927)      (468,155)

Gain on sale of property                                        7,902,305

Affiliate's participation in income
  from joint venture                                              (28,457)
                                             -------------- --------------
(Loss) income before extraordinary item            (11,927)     7,405,693

Extraordinary item:
  Debt extinguishment expense                                    (248,440)
                                             -------------- --------------
Net (loss) income                            $     (11,927) $   7,157,253
                                             ============== ==============
(Loss) income before extraordinary item
  allocated to General Partner               $     (11,927) $      45,464
                                             ============== ==============
Income before extraordinary item allocated to
  Unitholders                                         None  $   7,360,229
                                             ============== ==============

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                  1997           1996
                                             -------------- -------------
Income before extraordinary item per Unit
  (996,146 issued and outstanding)                    None  $        7.39
                                             ============== ==============
Extraordinary item allocated to General
  Parter                                              None  $      (2,484)
                                             ============== ==============
Extraordinary item allocated to Unitholders           None  $    (245,956)
                                             ============== ==============
Extraordinary item per Unit (996,146 issued
   and outstanding)                                   None  $       (0.25)
                                             ============== ==============
Net (loss) income allocated to General
   Partner                                   $     (11,927) $      42,980
                                             ============== ==============
Net income allocated to Unitholders                   None  $   7,114,273
                                             ============== ==============
Net income per Unit (996,146 issued
  and outstanding)                                    None  $        7.14
                                             ============== ==============
Distributions to General Partner                      None  $       1,869
                                             ============== ==============
Distributions to Unitholders                          None  $     224,133
                                             ============== ==============
Distributions per Unit (996,146 issued                None  $       0.225
   and outstanding                           ============== ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)


                                                 1997           1996
                                             -------------- --------------
Income:
  Rental and service                                        $     214,323
  Interest on short-term investments         $      18,698         49,029
                                             -------------- --------------
    Total income                                    18,698        263,352
                                             -------------- --------------
Expenses:
  Interest on mortgage note payable                                69,068
  Interest on short-term
    loan payable - affiliate                                        5,491
  Depreciation                                                     67,640
  Amortization                                                      2,655
  Property operating                                              306,673
  Real estate taxes                                                25,354
  Property management fees                                         12,091
  Incentive partnership management fee                              5,603
  Administrative                                     7,958         32,949
                                             -------------- --------------
    Total expenses                                   7,958        527,524
                                             -------------- --------------
Income (loss) before gain sale of property
   and affiliate's participation in joint
   venture                                          10,740       (264,172)

Gain on sale of property                                        7,902,305

Affiliate's participation in income
  from joint venture                                              (28,687)
                                             -------------- --------------
Income before extraordinary item                    10,740      7,609,446

Extraordinary item:
  Debt extinguishment expense                         None       (248,440)
                                             -------------- --------------
Net income                                   $      10,740  $   7,361,006
                                             ============== ==============
Income before extraordinary item allocated to
  General Partner                            $       2,740  $      47,502
                                             ============== ==============
Income before extraordinary item allocated to
  Unitholders                                $       8,000  $   7,561,944
                                             ============== ==============

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                  1997           1996
                                             -------------- --------------
Income before extraordinary item per Unit
  (996,146 issued and outstanding)           $        0.01  $        7.59
                                             ============== ==============
Extraordinary item allocated to General
   Partner                                            None  $      (2,484)
                                             ============== ==============
Extraordinary item allocated to Unitholders           None  $    (245,956)
                                             ============== ==============
Extraordinary item per Unit (996,146 issued
   and outstanding)                                   None  $       (0.25)
                                             ============== ==============
Net income allocated to General
   Partner                                   $       2,740  $      45,018
                                             ============== ==============
Net income allocated to Unitholders          $       8,000  $   7,315,988
                                             ============== ==============
Net income per Unit (996,146 issued
  and outstanding)                           $        0.01  $        7.34
                                             ============== ==============
Distribution to General Partner                       None  $         623
                                             ============== ==============
Distribution to Unitholders                           None  $      74,711
                                             ============== ==============
Distribution per Unit                                 None  $       0.075
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)


                                                 1997           1996
                                             -------------- --------------
Operating activities:
  Net (loss) income                          $     (11,927) $   7,157,253
  Adjustments to reconcile net (loss) income
     to net cash provided by or (used in)
     operating activities:
      Extraordinary item:
        Debt extinguishment expense                                58,410
      Gain on sale of property                                 (7,902,305)
      Affiliate's participation in income
        from joint venture                                         28,457
      Depreciation of property                                    459,517
      Amortization of deferred expenses                            18,585
      Accrued interest expense due at
        maturity - affiliate                                       36,262
      Net change in:
        Accounts and accrued interest
          receivable                               280,911       (335,537)
        Escrow deposits                                           153,190
        Prepaid expense                                            28,541
        Accounts payable                            (1,064)       (48,630)
        Due to affiliates                          (21,204)        18,741
        Accrued liabilities                                      (274,351)
        Security deposits                                         (39,478)
                                             -------------- --------------
  Net cash provided by or used in
    operating activities                           246,716       (641,345)
                                             -------------- --------------
Investing activities:
  Proceeds from sale of property                               17,400,000
  Payment of selling costs                                       (409,810)
                                                            --------------
  Net cash provided by investing activities                    16,990,190
                                                            --------------

Financing activities:
  Distributions to Unitholders                                   (224,133)
  Distributions to General Partner                                 (1,869)
  Distributions to joint venture partner -
    affiliate                                                     (50,830)
  Repayment of loan payable - affiliate                        (1,046,524)
  Repayment of mortgage note payable                           (9,483,014)

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                   1997           1996
                                             -------------- --------------
  Principal payments on mortgage note
    payable                                                       (42,880)
                                                            --------------
  Net cash used in financing activities                       (10,849,250)
                                                            --------------

Net change in cash and cash equivalents            246,716      5,499,595
Cash and cash equivalents at beginning
  of period                                      1,166,719        229,105
                                             -------------- --------------
Cash and cash equivalents at end of period   $   1,413,435  $   5,728,700
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Unitholders to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the (loss) income allocations between the partners have been adjusted for financial statement purposes in 1997 and 1996.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. The Partnership sold the Autumn Woods Apartments in August 1996. A portion of the proceeds from the sale were distributed to Unitholders in October 1996. The Partnership retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which continue to exist and which may also arise. Such contingencies currently consist primarily of legal and other fees and costs stemming from litigation involving the Partnership including the lawsuit discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Interest Expense:

During the nine months ended September 30, 1996, the Partnership incurred and paid interest expense on the mortgage note payable of $484,575.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $ 38,763       $ 6,908     $ 16,366

In conjunction with the May 1993 financing of Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan were required to be funded by advances from the General Partner through December 16, 1994, at which time the General Partner loan became due, and was extended. The General Partner loan and accrued interest were repaid in full in August 1996 from proceeds received in connection with the sale of Autumn Woods Apartments. During the nine months ended September 30, 1996, the Partnership incurred interest expense on this loan of $36,262. Interest expense was computed at the American Express Company cost of funds rate plus a spread to cover administrative costs. As of September 30, 1996, this rate was 5.931%.

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

Operations
----------

The Partnership recognized a large gain related to the sale of Autumn Woods Apartments in August 1996, which was the primary reason the Partnership generated significant net income during the nine months ended September 30, 1996 as compared to a net loss during the same period in 1997. The gain on sale also resulted in higher net income for the quarter ended September 30, 1996 as compared to the same period in 1997. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to the nine months and quarters ended September 30, 1997 and 1996.

As a result of the sale of Autumn Woods Apartments in August 1996, rental and service income, interest expense on mortgage note payable, depreciation expense, amortization expense, property operating expense, real estate tax expense and property management fees ceased.

As a result of higher average cash balances during the third quarter of 1996 due to the investment of proceeds received by the Partnership from the sale of the Autumn Woods Apartments in August 1996 prior to distribution to Unitholders in October 1996, interest income on short-term investments decreased during the quarter ended September 30, 1997 as compared to the same period in 1996. The Partnership has retained a portion of the sale proceeds as discussed below. The investment of these proceeds during 1997 offset the above decrease in interest income during the quarter ended September 30, 1997. As a result, interest income on short-term investments remained relatively unchanged during the nine months ended September 30, 1997 as compared to the same period in 1996.

The General Partner loan was repaid in August 1996 from a portion of the proceeds received from the sale of Autumn Woods Apartments. As a result, interest expense on short-term loan payable - affiliate ceased.

Incentive partnership management fees earned by the General Partner, which were based on Net Cash Receipts, ceased as a result of the sale of Autumn Woods Apartments during 1996.

Primarily as a result of decreased accounting and portfolio management fees, administrative expenses decreased during 1997 when compared to 1996.

The Autumn Woods Apartments was owned by a joint venture consisting of the Partnership and an affiliate. In August 1996, the joint venture sold the property and the Partnership recognized a gain on sale of $7,902,305.

As a result of the sale of Autumn Woods Apartments in 1996, affiliate's participation in income of joint venture ceased.

In connection with the sale of Autumn Woods Apartments, the Partnership wrote off the remaining unamortized deferred expense in the amount of $58,410. In addition, the Partnership incurred a prepayment penalty of $190,030 in connection with the repayment of the underlying mortgage note payable. For financial statement purposes, these two amounts were recognized as extraordinary items and classified as debt extinguishment expense.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $247,000 as of September 30, 1997, when compared to December 31, 1996, primarily due to the collection of insurance proceeds as discussed below. Operating activities generated cash of approximately $247,000 which consisted of the collection of an account receivable related to property insurance proceeds and interest income on short-term investments which were partially offset by the payment of administrative expenses.

Since inception, Unitholders have received distributions of Net Cash Receipts of $6.73 and Net Cash Proceeds of $4.51 totaling $11.24 per $15.00 Unit as well as certain tax benefits. Unitholders will not recover all of their original investment. Since inception, the General Partner has received distributions of Net Cash Receipts totaling $55,044. Additionally since inception, the General Partner has received $420,158 of Incentive Partnership Management fees. The General Partner has not and will not receive any distributions of Net Cash Proceeds.

The Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. The Partnership sold the Autumn Woods Apartments in August 1996. The Partnership has retained a portion of the cash from the sale of the Autumn Woods Apartments to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which continue to exist and which may also arise. Such contingencies currently consist primarily of legal and other fees and costs stemming from litigation involving the Partnership including the lawsuit discussed in Note 5 of Notes to Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(27) Financial Data Schedule of the Registrant for the nine month period ended September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1997.

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


Date: November 13, 1997
      ---------------------