Form 10-K
period 1997-12-31
BALCOR CURRENT INCOME FUND-87
filed 1998-03-17
CIK 798790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-16712
                       -------

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
           ------------------------------------------------------
             Exact name of registrant as specified in its charter)

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

Item 1. Business
----------------

Balcor Current Income Fund-87 A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1986 under the laws of the State of Delaware. The Registrant raised $14,942,190 from sales of Limited Partnership Depositary Units. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant utilized the net offering proceeds to acquire a joint venture interest in Autumn Woods Apartments. During 1996, the property was sold and a majority of the proceeds from the sale were distributed to Unitholders.

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partner is not then aware of any remaining contingencies, the Registrant will be dissolved. The Registrant has been dismissed as a defendant in the proposed class action lawsuit described in "Item 3. Legal Proceedings". There are currently no outstanding contingencies. Therefore, the General Partner commenced liquidation of the Registrant, and on March 10, 1998, the Registrant's registration under the Securities Exchange Act of 1934 was terminated and the Registrant was dissolved.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor CIF Partners, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

The Registrant no longer owns any physical properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
--------------------------------------------------
On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997, and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc. and various other entities were originally the named defendants in the action.

The December 5, 1997 and January 15, 1998 Amended Complaints, among other changes, no longer name the Registrant as a defendant and all claims relating to the Registrant have been eliminated from the Amended Complaint.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Unitholders of the Registrant during 1997.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

On March 10, 1998, the Registrant was terminated in the State of Delaware. The Registrant's registration under the Securities Exchange Act of 1934 was also terminated on March 10, 1998.

As of December 31, 1997, the number of record holders of Units of the Registrant was 786. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                   -----------------------------------------------------------
                       1997        1996        1995        1994        1993

                    ----------  ----------  ----------  ---------- -----------

Total income        $   87,256 $1,709,140   $2,783,598 $2,687,874  $2,626,906
Loss before gain on
  sale of assets
  and extraordinary
  item                (43,252)   (453,734)    (734,029)  (629,096)   (513,729)
Net (loss) income     (43,252)  7,172,044     (734,029)  (629,096)   (513,729)
Net (loss)income
  per Unit - Basic
  and Diluted            (.04)       7.14         (.73)      (.63)       (.51)
Total assets         1,428,080  1,453,731   10,035,233 11,185,388   12,409,021
Mortgage note
  payable                 None       None    9,525,894  9,606,251    9,679,905
Distributions per
  Unit(A)                 None       4.78         .30         .90          .90

(A) These amounts include a distribution of original capital of $4.51 per Unit for 1996. No distributions of original capital were made in any of the three years previous to 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
---------------

Summary of Operations
---------------------

The operations of Balcor Current Income Fund-87 A Real Estate Limited Partnership (the "Partnership") during 1997 were primarily comprised of the payment of administrative expenses which were partially offset by interest income on short-term investments. The Partnership generated a net loss in 1997 as compared to net income in 1996 due to the gain recognized from the sale of Autumn Woods Apartments. The exterior of Autumn Woods Apartments was painted during 1995. This was the primary reason the Partnership generated a net loss from operations in 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

As a result of the sale of Autumn Woods Apartments in August 1996, rental and service income, interest expense on mortgage note payable, depreciation expense, amortization expense, property operating expense, real estate tax expense and property management fees ceased during 1996. The Partnership recognized a gain on the sale of the property of $7,902,305 in 1996.

The Partnership recognized other income during 1997 in connection with refunds of prior years' insurance premiums relating to the Autumn Woods Apartments.

The General Partner loan was repaid in August 1996 from a portion of the proceeds received from the sale of Autumn Woods Apartments. As a result, interest expense on short-term loan payable - affiliate ceased during 1996.

Incentive partnership management fees earned by the General Partner, which were based on Net Cash Receipts, ceased during 1996 as a result of the sale of Autumn Woods Apartments.

Primarily as a result of decreased accounting and portfolio management fees, administrative expenses decreased during 1997 when compared to 1996.

The Autumn Woods Apartments was owned by a joint venture consisting of the Partnership and an affiliate. As a result of the sale of the property, affiliate's participation in income or loss of joint venture ceased in 1996.

In connection with the sale of Autumn Woods Apartments, the Partnership wrote off the remaining unamortized deferred expenses in the amount of $58,410. In addition, the Partnership incurred a prepayment penalty of $190,030 in connection with the repayment of the underlying mortgage note payable. For financial statement purposes, these two amounts were recognized as an extraordinary item and classified as debt extinguishment expense.

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

As a result of the sale of Autumn Woods Apartments, property operating expenses decreased by approximately $541,000 during 1996 as compared to 1995. This decrease was partially offset by the cost to repair the fire damage to certain units, which will not be recovered by insurance, of approximately $26,000, and payments made to the purchaser of the property for certain corrective work to be done at the property of approximately $125,000.

As a result of the sale of Autumn Woods Apartments and a partial refund of prior years' real estate taxes received in 1996, the Partnership recognized a decrease in real estate taxes during 1996 as compared to 1995.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $242,000 as of December 31, 1997 when compared to December 31, 1996, primarily due to the collection of an account receivable related to property insurance proceeds and interest income on short-term investments which was partially offset by the payment of administrative expenses.

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partner is not aware of any remaining contingencies, the Partnership will be dissolved. The Partnership sold the Autumn Woods Apartments in August 1996. The Partnership has been dismissed as a defendant in the proposed class action lawsuit described in "Item 3. Legal Proceedings". There are currently no outstanding contingencies. Therefore the General Partner commenced liquidation of the Partnership. After retaining approximately $58,000 to pay the final administrative expenses of the Partnership, a final distribution of $1,436,442 ($1.442 per Unit) was made to the Unitholders in March 1998, which represents all remaining cash reserves, including a capital contribution of $66,007 from the General Partner pursuant to the Partnership Agreement. (See Note 8 of Notes to the Financial Statements for additional information regarding the General Partner's capital contribution.)

On March 10, 1998, the Partnership was terminated in the State of Delaware. The Partnership's registration under the Securities Exchange Act of 1934 was also terminated on March 10, 1998.

Since inception, including the final distribution issued in March 1998, Unitholders have received distributions of Net Cash Receipts of $6.732 and Net Cash Proceeds of $5.954 totaling $12.686 per $15.00 Unit as well as certain tax benefits. Unitholders did not recover all of their original investment. Since inception, the General Partner has received distributions of Net Cash Receipts totaling $55,044 and Incentive Partnership Management fees totaling $420,158. The General Partner did not receive any distributions of Net Cash Proceeds.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1997         December 31, 1996
                     ------------------------   -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                     -----------     ---------   ----------    ---------
Total assets          $1,428,080    $3,549,061   $1,453,731    $3,588,076
Partners' capital
  accounts (deficit):
    General Partner     (66,007)      (80,666)     (66,000)      (66,000)
    Unitholders        1,436,442     1,481,102    1,479,687     1,479,687
Net (loss) income :
    General Partner          (7)      (14,666)       62,151       787,293
    Unitholders         (43,245)         1,415    7,109,893     8,400,467
      Per Unit              (.04)(A)      None          7.14(A)      8.43

(A) Amount represents basic and diluted net (loss) income per unit.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor CIF Partners, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experiences of the executive officers, directors and significant employees of the General Partner of the Registrant are as follows:

      TITLE                                        OFFICERS

Chairman, President and Chief                 Thomas E. Meador
   Executive Officer
Senior Vice President                         Alexander J. Darragh
Senior Vice President                         John K. Powell, Jr.
Senior Managing Director, Chief               Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers or directors.

(f) None of the foregoing officers, directors or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,589 in 1997 with respect to one of the executive officers and directors of Balcor CIF Partners, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company but not from the Registrant for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

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

Relatives of the officers and affiliates of the partners of the General Partner do not own any additional units.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 8 of Notes to Financial Statements for additional information relating to transactions with affiliates.

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

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated January 15, 1998 was filed reporting the status of proposed class action litigation to which the Registrant was a party.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR CURRENT INCOME FUND-87
                         A REAL ESTATE LIMITED PARTNERSHIP

                         By:/s/Jayne A. Kosik
                             ----------------------------
                               Jayne A. Kosik
                               Senior Managing Director, and Chief
                               Financial Officer (Principal
                               Accounting Officer)
                               of Balcor CIF Partners,
                               the General Partner

Date: March 17, 1998
      ----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
---------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor CIF Partners,
                         the General Partner
/s/Thomas E. Meador                                          March 17, 1998
--------------------                                         --------------
   Thomas E. Meador

                         Senior Managing Director, and Chief
                         Financial Officer (Principal
                         Accounting Officer)
                         of Balcor CIF Partners,
                         the General Partner
/s/Jayne A. Kosik                                            March 17, 1998
-------------------                                          --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital (Deficit), for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Current Income Fund-87, A Real Estate Limited Partnership:

We have audited the financial statements of Balcor Current Income Fund-87 A Real Estate Limited Partnership (A Delaware Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Current Income Fund-87 A Real Estate Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its interests in real estate. At December 31, 1996, the Partnership had disposed of all its interests in real estate and, accordingly, has ceased operations and was dissolved on March 10, 1998.


                              COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 11, 1998

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                  1997            1996
                                             -------------   -------------
Cash and cash equivalents                    $  1,408,258    $  1,166,719
Accounts and accrued interest receivable           19,822         287,012
                                             -------------   -------------
                                             $  1,428,080    $  1,453,731
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     37,508    $      2,474
Due to affiliates                                  20,137          37,570
                                             -------------   -------------
    Total liabilities                              57,645          40,044
                                             -------------   -------------

Commitments and contingencies

Unitholders' capital
  (996,146 Units issued and outstanding)        1,436,442       1,479,687

General Partner's deficit                         (66,007)        (66,000)
                                             -------------   -------------
    Total partners' capital                     1,370,435       1,413,687
                                             -------------   -------------
                                             $  1,428,080    $  1,453,731
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
             for the years ended December 31, 1997, 1996, and 1995

                               Partners' (Deficit) Capital  Accounts
                               -------------- -------------- -------------
                                                  General         Unit-
                                     Total        Partner        holders
                               -------------- -------------- -------------

Balance at December 31, 1994    $     50,915  $    (101,009) $    151,924

Cash distributions to:
  Unitholders (A)                   (298,844)                    (298,844)
  General Partner                     (2,492)        (2,492)
Net loss for the year
  ended December 31, 1995           (734,029)        (7,340)     (726,689)
                               -------------- -------------- -------------
Balance at December 31, 1995        (984,450)      (110,841)     (873,609)

Cash distributions to:
  Unitholders (A)                 (4,756,597)                  (4,756,597)
  General Partner                    (17,310)       (17,310)
Net income for the year
  ended December 31, 1996          7,172,044         62,151     7,109,893
                               -------------- -------------- -------------
Balance at December 31, 1996       1,413,687        (66,000)    1,479,687

Net loss for the year
  ended December 31, 1997            (43,252)            (7)      (43,245)
                               -------------- -------------- -------------
Balance at December 31, 1997    $  1,370,435  $     (66,007) $  1,436,442
                               ============== ============== =============

(A) Summary of cash distributions paid per Unit:

                                        1997           1996          1995
                               -------------- -------------- -------------

            First Quarter               None  $       0.075  $       .075
            Second Quarter              None          0.075          .075
            Third Quarter               None          0.075          .075
            Fourth Quarter              None          4.550          .075


The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996, and 1995


                                     1997          1996           1995
                               -------------- -------------- -------------
Income:
  Rental and service                          $   1,628,571  $  2,759,205
  Interest on short-term
    investments                 $     84,196         80,569        24,393
  Other income                         3,060
                               -------------- -------------- -------------
    Total income                      87,256      1,709,140     2,783,598
                               -------------- -------------- -------------
Expenses:
  Interest on mortgage
    note payable                                    484,575       836,418
  Interest on short-term
    loan payable - affiliate                         36,262        68,668
  Depreciation                                      459,517       783,755
  Amortization                                       18,585        31,860
  Property operating                                803,383     1,193,794
  Real estate taxes                                 116,448       264,863
  Property management fees                           81,700       137,458
  Incentive partnership
    management fees                                  14,007        22,412
  Administrative                     130,508        148,397       179,673
                               -------------- -------------- -------------
    Total expenses                   130,508      2,162,874     3,518,901
                               -------------- -------------- -------------
Loss before gain on sale of
  property, affiliate's
  participation in joint venture
  and extraordinary item             (43,252)      (453,734)     (735,303)

Gain on sale of property                          7,902,305

Affiliate's participation in
  (income) loss of joint venture                    (28,087)        1,274
                               -------------- -------------- -------------
(Loss) income  before
  extraordinary item                 (43,252)     7,420,484      (734,029)

Extraordinary item:
  Debt extinguishment expense                      (248,440)
                               -------------- -------------- -------------
Net (loss) income               $    (43,252) $   7,172,044  $   (734,029)
                               ============== ============== =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996, and 1995
                                  (Continued)

                                     1997           1996          1995
                               -------------- -------------- -------------
(Loss) income  before
  extraordinary item allocated
  to General Partner            $         (7) $      64,635  $     (7,340)
                               ============== ============== =============
(Loss)income  before
  extraordinary item allocated
  to Unitholders                $    (43,245) $   7,355,849  $   (726,689)
                               ============== ============== =============
(Loss)income  before
  extraordinary item per Unit
  (996,146 issued and outstanding)
  -Basic and Diluted            $      (0.04) $        7.38  $      (0.73)
                               ============== ============== =============
Extraordinary item allocated to
  General Partner                       None  $      (2,484)         None
                               ============== ============== =============
Extraordinary item allocated to
  Unitholders                           None  $    (245,956)         None
                               ============== ============== =============
Extraordinary item per Unit
  (996,146 issued and outstanding)
  -Basic and Diluted                    None  $       (0.25)         None
                               ============== ============== =============
Net (loss) income allocated to
  General Partner               $         (7) $      62,151  $     (7,340)
                               ============== ============== =============
Net (loss) income  allocated to
  Unitholders                   $    (43,245) $   7,109,893  $   (726,689)
                               ============== ============== =============
Net (loss) income  per Unit
  (996,146 issued and outstanding)
  -Basic and Diluted            $      (0.04) $        7.14  $      (0.73)
                               ============== ============== =============

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996, and 1995

                                    1997          1996           1995
                               -------------- -------------- -------------
Operating activities:
  Net (loss) income             $    (43,252) $   7,172,044  $   (734,029)
  Adjustments to reconcile net
    (loss) income to net cash
    provided by or (used in)
    operating activities:
      Extraordinary item:
        Debt extinguishment
          expense                                    58,410
      Gain on sale of property                   (7,902,305)
      Affiliate's participation
        in income (loss) from
        joint venture                                28,087        (1,274)
      Depreciation of property                      459,517       783,755
      Amortization of deferred
        expenses                                     18,585        31,860
      Accrued interest expense
        due at maturity -
        affiliate                                    36,262        68,668
      Net change in:
        Accounts receivable          267,190       (287,012)
        Escrow deposits                             153,190       (47,307)
        Prepaid expenses                             28,541       (28,541)
        Accounts payable              35,034        (48,414)       33,001
        Due to affiliates            (17,433)       (58,867)      (21,836)
        Accrued liabilities                        (274,351)       (9,488)
        Security deposits                           (39,478)       (2,282)
                               -------------- -------------- -------------
  Net cash provided by or
    (used in) operating activities   241,539       (655,791)       72,527
                               -------------- -------------- -------------

Investing activity:
  Proceeds from sale of
    property                                     17,400,000
  Payment of selling costs                         (409,810)
                                              --------------
  Net cash provided by investing
    activity                                     16,990,190
                                              --------------

The accompanying notes are an integral part of the financial statements.

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996, and 1995
                                       (Continued)

                                     1997          1996           1995
                               -------------- -------------- -------------
Financing activities:
  Distributions to
    Unitholders                               $  (4,756,597) $   (298,844)
  Distributions to General
    Partner                                         (17,310)       (2,492)
  Distributions to joint
    venture partner -
    affiliate                                       (50,460)       (1,222)
  Repayment of loan payable
    - affiliate                                  (1,046,524)     (100,000)
  Repayment of mortgage note
    payable                                      (9,483,014)
  Principal payments on
    mortgage note payable                           (42,880)      (80,357)
                                              -------------- -------------
  Net cash used in financing
    activities                                  (15,396,785)     (482,915)
                                              -------------- -------------
Net change in cash and cash
  equivalents                   $    241,539        937,614      (410,388)
Cash and cash equivalents at
  beginning of year                1,166,719        229,105       639,493
                               -------------- -------------- -------------
Cash and cash equivalents at
  end of year                   $  1,408,258  $   1,166,719  $    229,105
                               ============== ============== =============

The accompanying notes are an integral part of the financial statements

                         BALCOR CURRENT INCOME FUND-87
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (A Delaware Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Termination of Partnership Affairs:

Pursuant to the Partnership Agreement, when all interests in real estate are sold or otherwise disposed of and the General Partner is not aware of any remaining contingencies, Balcor Current Income Fund-87 A Real Estate Limited Partnership,(the "Partnership") will be dissolved. The Partnership sold the Autumn Woods Apartments in August 1996. The Partnership has been dismissed as a defendant in a proposed class action lawsuit. There are currently no outstanding contingencies. Therefore, the General Partner commenced liquidation of the Partnership. After retaining approximately $58,000 to pay the final administrative expenses of the Partnership, a final distribution of $1,436,442 ($1.442 per Unit), was made to the Unitholders in March 1998, which represents all remaining cash reserves, including a capital contribution of $66,007 from the General Partner pursuant to the Partnership Agreement. Including this final distribution, Unitholders have received cumulative distributions of Net Cash Receipts of $6.730 and Net Cash Proceeds of $5.952 totaling $12.682 per $15.00 Unit.

On March 10, 1998, the Partnership was terminated in the State of Delaware. The Partnership's registration under the Securities Exchange Act of 1934 was also terminated on March 10, 1998.

2.  Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles required the General Partner to make estimates and assumptions that affected the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

               Buildings and improvements          20 years
               Furniture and fixtures              5 years

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

When the property was sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

c) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the

Partnership recorded its investment in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its property. The General Partner estimated the fair value of its property based on the current sales price less estimated closing costs. Under SFAS 121, the General Partner determined that no impairment in value had occurred prior to the sale of the property. The General Partner considered the method referred to above to result in a reasonable measurement of the property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of financing fees which were amortized over the term of the loan, through the date of the property's sale. Upon sale, any remaining balance was recognized as debt extinguishment expense and classified as an extraordinary item.

(e) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(f) For financial statement purposes, prior to 1996 partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Unitholders to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income (loss) allocations between the General Partner and Unitholders have been adjusted for financial statement purposes in 1997 and 1996.

(g) Cash and cash equivalents included all unrestricted, highly liquid investments with an original maturity of three months or less. Cash was held or invested primarily in one financial institution.

(h) The Partnership was not liable for Federal income taxes and each partner recognized his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes was made in the financial statements of the Partnership.

(i) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles.

(j) Statement of Financial Accounting Standards, NO. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31,1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between Basic and Diluted Net Income (Loss) per Unit.

3. Partnership Agreement:

The Partnership was organized in July 1986. The Partnership Agreement provided for Balcor CIF Partners to be the General Partner and for the sale of up to 5,000,000 Limited Partnership Depositary Units at $15 per Unit, 996,146 of which were sold through December 1987, when the offering terminated.

The Partnership Agreement provided that, except for profit or loss from the sale or other disposition of Partnership property, each item of profit or loss was allocated 1% to the General Partner and 99% to Unitholders. For financial statement purposes, prior to 1996 partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Unitholders to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income (loss) allocations between the General Partner and Unitholders have been adjusted for financial statement purposes in 1997 and 1996.

Net Cash Receipts available for distribution were to be distributed to Unitholders on a quarterly basis as follows: 94% to Unitholders and 6% to the General Partner for the 12-month period commencing on the first day of the first full calendar quarter following the termination of the offering, 93% to Unitholders and 7% to the General Partner for the next 12-month period, 92% to Unitholders and 8% to the General Partner for the next 12-month period, 91% to Unitholders and 9% to the General Partner for the next 12-month period and 90% to Unitholders and 10% to the General Partner for each 12-month period thereafter. For such periods, 1% of such Net Cash Receipts was the General Partner's distributive share from operations and 5%, 6%, 7%, 8% and 9%, respectively, was its Incentive Partnership Management Fee. To the extent of any deficiency in the Unitholders' receipt of Preferred Distributions for any year, up to 25% of the General Partner's share of Net Cash Receipts (including Incentive Partnership Management Fees) for that year was subordinated to the Unitholders' receipt of such Preferred Distributions. Preferred Distributions were those amounts equal to 8% per annum for the three-year period commencing on the first day of the full calendar quarter following the termination of the offering, 8.5% per annum for the next three-year period, 9% per annum for the next two-year period and 10% per annum for each 12-month period thereafter on Adjusted Original Capital, to be satisfied from Net Cash Receipts and Net Cash Proceeds.

Since the Preferred Distribution levels to the Unitholders were not attained in any year, the General Partner subordinated 25% of its share of Net Cash Receipts. The General Partner received $19,611 and $22,412 of Incentive Partnership Management Fees and $2,180 and $2,492 as its unsubordinated distributive share of Net Cash Receipts during 1996 and 1995, respectively. The General Partner did not receive any such amounts during 1997. The remaining 75% of Net Cash Receipts distributions which the General Partner was entitled to receive in 1988 and 1989 was voluntarily subordinated to the prior receipt of certain returns to the Unitholders.

The Partnership Agreement provided that the Net Cash Proceeds resulting from the sale of the property which were available for distribution were to be distributed first to the General Partner to the extent of its share of Net Cash Receipts voluntarily subordinated in 1988 and 1989, which totaled $98,083; then to Unitholders until such time as Unitholders received an amount equal to their Original Capital plus any deficiency in a 6% per annum Cumulative Distribution on Adjusted Original Capital. Thereafter, remaining Net Cash Proceeds were to be paid to the General Partner to pay any subordinated real estate commissions on property sales; next, to pay to Unitholders an amount equal to any deficiency in their receipt of Preferred Distributions; next, to the General Partner in an amount equal to any deficiencies in its required subordinated share of Net Cash Receipts and Incentive Partnership Management Fees; and finally 85% to Unitholders and 15% to the General Partner. In 1996, the Partnership paid the subordinated Net Cash Receipts distributions from 1988 and 1989 totaling $98,083 to the General Partner. Based on the amount of Net Cash Proceeds received by the Partnership from the sale of Autumn Woods Apartments, the General Partner did not receive any further distributions of Net Cash Proceeds.

4. Mortgage Note Payable:

In 1993, the Partnership obtained a $9,720,000 first mortgage loan collateralized by Autumn Woods Apartments. The loan was repaid when the property was sold in 1996. During 1996 and 1995, the Partnership incurred and paid interest expense on the mortgage note payable of $484,575 and $836,418, respectively.

5. Management Agreement:

Autumn Woods Apartments was under a management agreement with a third-party management company prior to its sale in 1996. This management agreement provided for annual fees of 5% of gross operating receipts.

6. Affiliate's Participation in Joint Venture:

The Autumn Woods Apartments was owned by the Partnership and an affiliated partnership. Profits and losses were allocated 99.7291% to the Partnership and
 .2709% to the affiliate. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate adjustment for profit or loss for the affiliate's participation. Autumn Woods Apartments was sold in 1996, and the joint venture partner received its share of the net sales proceeds plus its share of the remaining assets held by the joint venture. The joint venture was terminated in 1996. See Note 9 of Notes to Financial Statements for additional information. Distributions of $50,460 and $1,222 were made to the joint venture partner during 1996 and 1995, respectively.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder, and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net loss in the financial statements is $30,001 greater than the tax loss for 1997.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Incentive partnership
  management fees             None  None$102,564     None $22,412   $88,557
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $12,336 $6,389   7,275   $7,676  30,923     2,160
    Data processing         4,047  1,177   1,631      869   7,401       614
    Investor communica-
      tions                  None   None    None     None   4,602      None
    Legal                   4,319  2,916   1,651    1,742   6,153       415
    Portfolio management   22,268  9,655  21,268   22,441  39,506     4,673
    Other                   4,842   None   4,589    4,842   4,807        18

Since the Limited Partners did not receive Net Cash Proceeds distributions in an amount equal to their original capital contribution, the General Partner is required to make a capital contribution of $66,007 to the Partnership upon dissolution in accordance with the Partnership Agreement. This amount was included in the Net Cash Proceeds distribution made to the Unit Holders in March 1998.

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner (The Balcor Company) which received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $3,940 and $18,387 in 1996 and 1995, respectively.

In conjunction with the 1993 financing of Autumn Woods Apartments, the monthly debt service payments due on the first mortgage loan were required to be funded by advances from the General Partner through December 16, 1994, at which time the General Partner loan became due, and was extended. During 1995, the Partnership repaid $100,000. The remainder of the General Partner loan and accrued interest was repaid in full in August 1996 from proceeds received in connection with the sale of Autumn Woods Apartments. During 1996 and 1995, the Partnership incurred interest expense of $36,262 and $68,668, respectively, which was added to the loan balance.

9. Property Sale:

The Autumn Woods Apartments was owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 99.7291% and 0.2709%, respectively. In August 1996, the joint venture sold the property in an all cash sale for $17,400,000. From the proceeds of the sale, the joint venture paid $9,483,014 to the third party mortgage holder in full satisfaction of the first mortgage loan, and paid $409,810 in selling costs and $190,030 of prepayment penalties. The basis of the property was $9,087,885, which is net of accumulated depreciation of $8,430,505. For financial statement purposes, the Partnership recognized a gain of $7,902,305 from the sale of this property, of which $30,065 was the minority joint venture partner's share.

10. Extraordinary Items:

In connection with the sale of Autumn Woods Apartments, the Partnership paid prepayment penalties of $190,030 in 1996. In addition, the Partnership wrote off the remaining unamortized deferred financing fees of $58,410. Both of these amounts were recorded as debt extinguishment expense and classified as an extraordinary item in the financial statements.

11. Fair Values of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying values of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximate fair value.